Form 10-Q
period 1996-03-31
LOIS/USA INC
filed 1996-05-15
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                       Commission file number: 33-83894-NY

                                  LOIS/USA INC.

           (Exact name of the Registrant as specified in its charter)

Delaware                                                   13-3441962
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                  40 West 57th Street, New York, New York 10019
               (Address of principal executive offices) (Zip Code)

                                       N/A
        (Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes _____ No _____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
2,508,000

Transitional Small Business Disclosure Format (check one):  Yes
_____ No _____

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                        NUMBER

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         December 31, 1995 and
         March 31, 1996...............................................    F-1

         Consolidated Statements of Income for the
          Three Months ended March 31, 1995
          and 1996....................................................    F-2

         Consolidated Statements in Changes In
          Stockholders (Deficit) for the Periods
          Ended December 31, 1995 and
          March 31, 1996..............................................    F-3

         Consolidated Statements of Cash Flows for
          the Three Months ended March 31, 1995
          and 1996....................................................    F-4

         Notes to Consolidated Financial Statements...................    F-5

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations....................................................    9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................    11

SIGNATURE .............................................................    12

                         LOIS/USA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1995 AND MARCH 31, 1996

                                   (UNAUDITED)

                                 (000's omitted)

                                                     1995      1996     LIABILITIES AND STOCKHOLDERS'            1995         1996
                                                     ----      ----     -----------------------------            ----         ----
ASSETS                                                                           EQUITY (DEFICIT)
- - ------
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
 Cash and cash equivalents                     $ 1,729   $ 5,495    Accounts payable                              $ 24,613 $ 42,224
 Accounts receivable, net                       19,527    35,582    Accrued expenses and other current liabilities     221      569
 Investments                                       150       150    Deferred purchase price                             -     1,750
                                                                                                                    ------    ------
 Expenditures billable to clients                1,388       607
 Deferred tax asset                                 76       112     Total current liabilities                      24,834    44,543
 Prepaid taxes                                     270       486                                                    ------    ------
   Other current assets                            130       293  OTHER LIABILITIES:
                                                ------    ------
        Total current assets                    23,270    42,725    Deferred rent                                       -     1,615
                                                ------    ------      Deferred payouts                                  46       46
                                                                      Bank loans                                        -     3,796
                                                                      Deferred purchase price                           -     5,000
                                                                                                                    ------   -------
                                                                       Total other liabilities                          46   10,457
                                                                                                                  --------   -------
                                                                        Total liabilities                           24,880   55,000

PROPERTY AND EQUIPMENT, at cost                  2,079    2,995
 Less-accumulated depreciation and amortization (1,747)  (1,837)   COMMITMENTS AND CONTINGENCIES
                                                -------  -------
  Net property and equipment                       332    1,158    STOCKHOLDERS' EQUITY (DEFICIT):
                                                -------  -------
                                                                   Preferred stock, par value $.01 per share:
                                                                    1,000,000 shares authorized; no shares
                                                                    issued and outstanding
                                                                   Common stock, par value $.01 per share:
OTHER ASSETS:                                                       20,000,000 shares authorized; 2,175,000 and
 Deferred financing costs                          212       423    2,508,000 issued and outstanding                    22       25
 Good will                                         325    11,513   Additional paid-in capital                        3,746    5,743
 Other assets                                       51       498   Accumulated deficit                              (4,458)  (4,451)
                                               -------   -------                                                   -------   -------
   Total other assets                              588    12,434     Total stockholder's equity (deficit)             (690)   1,317
                                               -------   -------                                                    -------  -------
   Total assets                                $24,190   $56,317     Total liabilities and stockholders' equity    $24,190  $56,317
                                               -------   -------       (deficit)                                   -------  --------

  The accompanying notes are an integrated part of the consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

                                   (UNAUDITED)

                      (000's omitted except for share data)

INCOME:                                                              1995                1996
                                                                     ----                ----

       Commissions and fees                                          $3,731              $6,142

       OPERATING EXPENSES:
       Salaries and related costs, net                                2,486               4,552
       Client services                                                  279                 352
       Rent and related charges                                         360                 444
       Amortization and depreciation                                     61                 162
       Other operating expenses                                         275                 609
                                                                      -----               -----
              Total operating expenses                                3,461               6,119
                                                                      -----               -----
              Operating income                                          270                  23

       NONOPERATING EXPENSES:
       Interest, net                                                     10                 (3)
       Amortization of deferred financing costs                          14                  14
                                                                      -----               -----
              Total nonoperating expenses                                24                  11
                                                                      -----               -----
              Net income before provision for income taxes              246                  12

       PROVISION FOR INCOME TAXES                                       106                   5
                                                                      -----               -----
              Net income                                             $  140              $    7
                                                                    =======

       NET INCOME PER COMMON SHARE                                     $.06                $.01
                                                                       ====                ====

       WEIGHTED AVERAGE NUMBER OF COMMON EQUIVALENT               2,175,000           2,341,667
                                                                  =========           =========
       OF SHARES OUTSTANDING


  The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)

           FOR THE PERIODS ENDED DECEMBER 31, 1995 AND MARCH 31, 1996

                                 (000'S omitted)

                                                                Additional
                                          Common                Paid-in                Accumulated
                                          Stock                 Capital                Deficit                Total
                                          ------                ----------             -----------            -----
BALANCE, January, 1995                        $18                1,029                  (5,176)              (4,129)

    Net Income                                  -                    -                     718                  718

    Contribution of Redeemable                  1                1,357                       -                1,358
    Warrants

    Issuance of Common Shares to                3                1,360                       -                1,363
    Public                                    ---                -----                                        -----

    BALANCE, January 1, 1996                   22                3,746                  (4,458)                (690)
    Net Income                                                                               7                    7
    Issuance of Common Shares to
    EJL shareholders                            3                1,997                       -                2,000
                                              ---                -----                  -------               -----

    BALANCE, March 31, 1996                   $25               $5,743                 $(4,455)              $1,317
                                              ===               ======                 ========              ======


  The accompanying notes are an integral part of these consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (UNAUDITED)
                                 (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                    1995                 1996
                                                                                         ----                 ----

       Net income                                                                       $  140                $  7
       Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities
              Amortization and depreciation                                                 39                  90
              Amortization of deferred financing costs                                      14                  14
              Decrease in deferred tax asset                                               106                   5

       Changes in assets and liabilities, net of effect from acquisitions
              (Increase) decrease in accounts receivable                                 1,655              (7,805)
              (Increase) decease in expenditures billable to clients                        78               1,292

              (Increase) decrease in prepaid income taxes                                 (250)               (185)
              (Increase) decrease in other assets                                         (100)                660
              Increase (decrease) in accounts payable and accrued expenses              (1,246)              7,850
                                                                                        -------             ------
              NET CASH PROVIDED BY (USED IN) OPERATING                                     458               2,000
              ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for acquisition, net of cash acquired                                       -              (1,084)
       Cash paid for costs of acquisition                                                    -                (710)
       Purchase of fixed assets                                                              -                 (11)
                                                                                        ------              -------
              NET CASH USED IN INVESTING ACTIVITIES                                          -              (1,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Drawdown of credit facility                                                        2,000              3,796
       Repayment of credit facility                                                      (2,000)                 -
       Repayment of subordinated stockholders                                            (3,200)                 -
       Issuance of new shares                                                             1,363                  -
       Increase in deferred financing costs                                                 -                 (225)
       Reclass of deferred financing costs                                                  190                  -
                                                                                        ------               ------
              NET CASH USED IN FINANCING ACTIVITIES                                      (1,647)             3,571
       NET CASH (DECREASE) IN CASH AND CASH                                              (1,189)             3,766
       EQUIVALENTS

       CASH AN CASH EQUIVALENTS, beginning of period                                      1,457              1,729
                                                                                          -----              -----
       CASH AND CASH EQUIVALENTS, end of period                                            $268             $5,495
                                                                                          =====             ======

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION
              Cash paid during the period of-
                Interest                                                                     $10               $27
                                                                                             ===               ===
                Income taxes                                                                $250               $91
                                                                                            ====               ===


  The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes hereto included in the Company's latest annual report on Form 10-KSB, as amended by Amendment No. 1 to Form 10-KSB.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.  ACQUISITION OF EISAMAN, JOHNS & LAWS ADVERTISING, INC.

On February 12, 1996, the Company acquired all of the outstanding shares of Eisaman, Johns & Laws Advertising, Inc. ("EJL"), a California corporation, a national advertising agency established in 1959, with offices in Los Angeles, Chicago, Houston and Detroit. For the fiscal years ended February 28, 1993, 1994 and 1995, EJL had commission and fee revenues of $19,087,000, $18,151,000 and $17,011,000, respectively, and net income (loss) of $18,000, ($5,000) and ($788,000), respectively. At February 28, 1995, EJL had net working capital of $1,238,000, total assets of $19,256,000 and stockholders' equity of $2,263,000.

Pursuant to the Stock Purchase Agreement (the "Agreement") between the Company and the shareholders of EJL (the "Sellers"), the Company made an initial cash payment of $4,000,000 and issued 333,333 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at an issue price of $6.00 per share, to the Sellers. The total value of the Common Stock at issuance was $2,000,000.

The Sellers will receive as additional purchase price, an amount equal to 5% of the combined revenue of the Company and EJL, as defined in the Agreement, up to an additional $12,000,000 of purchase price (the "Additional Purchase Price") over a period of five years from the date of the acquisition. Payments will be made in the ratio of 75% cash and 25% Common Stock, valued at $6.00 per share for the first four quarters and thereafter valued at the fair market value of the Common Stock as defined in the Agreement. At least $1,750,000 of Additional Purchase Price must be paid for the year ending December 31, 1996, and the Sellers have been guaranteed a minimum Additional Purchase Price of $6,000,000 in cash. To the extent that this minimum cash amount is not paid by December 31, 1999, all further Purchase Price will be paid in cash until the payment ratio has been restored and then all remaining payments will be made in the payment ratio. The Agreement provides the Sellers with the ability to put shares of Additional Purchase Price back to the Company in the event that the minimum cash amounts have not been paid to the Sellers. Such shares can be put back to the Company based on their value on the date such shares were initially issued, on a last-in first- out basis. However, the Sellers cannot put the initial 333,333 shares back to the Company.

Interest will be payable on any missed payment of Additional Purchase Price at the prime rate plus 2% for the first missed payment and an additional 5% shall be paid beginning with the second consecutive missed and incurred payment.

The Sellers will receive a final purchase price payment of $750,000 in additional shares in February 2001.

At the closing of the transaction on February 12, 1996, the Sellers were required to deliver $2,200,000 of net worth, as defined in the Agreement, based upon EJL's historical cost as required under generally accepted accounting principles. The parties have not yet completed a determination of the amount of net worth delivered by the Sellers. To the extent an amount in excess of $2,000,000 is delivered, the Company will issue the Sellers a three year subordinated installment note, payable quarterly and bearing interest at Chemical Bank's prime rate plus 1.5%. This note will be subordinated to the Company's existing bank indebtedness. If less than $2,200,000 is delivered, the cash portion of the additional purchase price will be reduced.

To the extent the Company consummates a public offering within 12 months of the acquisition date at a price per share less than $6.00, the Company has agreed to increase the number of initial shares paid to the Sellers based upon the offering price to the public. The Company has granted the Sellers certain rights with respect to registration of the Common Stock under the Securities Act of 1933, as amended. The Company's two majority shareholders also entered into a shareholder's agreement with EJL's four majority shareholders which, among other things, entitles the former EJL shareholders to elect one director to the Company's Board of Directors.

Concurrent with the acquisition of EJL, the Company entered into five-year employment agreements with four of the senior EJL executives which will provide for aggregate compensation of $1,165,000 per year, renewable upon the mutual agreement of the parties. Bonuses are discretionary. Upon termination of the employment agreements with three of the executives, those executives will enter into consulting agreements each for a five-year term, with compensation to each executive of $100,000 per year. Each employment agreement includes a two year non-competition clause and provisions for health and life insurance and the payment of cost of medical coverage.

The Company accounted for the transaction using the purchase method of accounting. The Company's consolidated financial statements include EJL's activity commencing February 12, 1996. At the date of acquisition, the excess of the minimum guaranteed purchase price of $12,750,000 over the fair market value of the net assets acquired was reflected in the Company's consolidated financial statements as goodwill. Presently, such amount is estimated to be approximately $11,600,000. As payments of Additional Purchase Price are made, such payments will be accounted for as increases to goodwill. None of the recorded goodwill will be deductible for income tax purposes. This goodwill will be amortized over a 20-year life. As a result of the non-deductibility of goodwill, the Company's effective tax rate will be adversely impacted.

Additional minimum guaranteed purchase price payments of $6,750,000 have been reflected as a liability on the Company's balance sheet at the acquisition date and will be reduced as additional cash payments are made. The accounting for additional share issuances through the date that the put feature continues to be available to the Sellers will be similar to the treatment of redeemable stock which is classified outside of shareholders' equity. At the time that the minimum cash purchase price payment has been made, and the ability of the Sellers to put shares back to the Company ceases, the value of additional shares, if any, issued to the Sellers will be reclassified as stockholder's equity.

Currently, the Company is studying the fair value of the assets and liabilities acquired. Upon the completion of this study, amounts recorded might differ from those given in this interim report.

The unaudited consolidated results of operations on a pro forma basis as adjusted to reflect the acquisition of EJL as if such acquistion had been effective as of January 1 of each year indicated are as follows:

                                            Three Months Ended March 31,
                                   (Amounts in thousands except per share data)

                                         1995               1996
                                         ----               ----
Commissions and fees                     $6,804             $6,471
Operating (loss)                         $ (751)            $ (768)
Net (loss)                               $ (506)            $ (385)
Net (loss) per weighted
average common share                     $ (.20)            $ (.15)


3.  REDUCING REVOLVING CREDIT FACILITY

Concurrent with the Company's registered direct placement of 3,000,000 shares of Common Stock in January 1995 (the "Offering"), the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with Chemical Bank. Upon consummation of the Company's Offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the Company's Offering, enabled the Company to repay the Subordinated Note. Amounts outstanding under the Reducing Revolving Credit Agreement bear interest at the highest rate determined with reference to one of several fluctuating rate bases. The current interest rate under the credit facility is 10%.

Borrowings under the Reducing Revolving Credit Agreement are secured by (a) all of the assets of the Company's operating subsidiaries, including EJL (b) a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, (c) a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and (d) an assignment in favor of Chemical Bank of the key man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

As of December 31, 1995, the loans under the Reducing Revolving Credit Agreement were scheduled to mature on December 31, 1997, subject to required amortization payments which were to reduce the principal balance and the amount available to be borrowed by approximately $166,000 each quarter commencing in the second quarter of 1995. Concurrent with the acquisition of EJL in February 1996 as discussed in Note 2 the Company and Chemical Bank entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") whereby Chemical Bank agreed to increase the amount available under the Reducing Revolving Credit Agreement by an additional $2,500,000 and extended the maturity date of the facility through March 31, 1999. Required amortization will be $250,000 per quarter commencing with the quarter ending March 31, 1996. The Company will be required to prepay amounts outstanding under the Amended and Restated Credit Agreement equal to 50% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement) up to $300,000 for any year. For the year ended December 31, 1995, this requirement was waived. Excess Cash Flow is defined as actual cash flow of the Company less 110% of debt amortization.

The Company expects to be able to satisfy its future debt service obligations with cash flows from operations. However, there can be no assurance that future cash flows of the Company will be sufficient to meet such obligations. The Amended and Restated Credit Agreement also contains certain affirmative and negative covenants customary in an agreement of this nature. The terms of the Amended and Restated Credit Agreement prohibit the Company from paying dividends on its Common Stock.

The Company also has a credit line facility for $2 million under substantially identical terms. Of this facility, $150,000 has been set aside for a contingent letter of credit in favor of the landlord of the office space leased in New York which would be payable in an event of default. Amounts borrowed will bear interest at a rate to be negotiated upon borrowing.

     There were approximately $268,000 in fees and expenses incurred in connection with the establishment of the facility. These amounts are being amortized over the initial three-year period of the loan. Costs to extend the facility of approximately $225,000 will be amortized over the period from 1996 through 1999.

                         LOIS/USA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operation

First Quarter 1996 Compared to First Quarter 1995:

As a result of the acquisition of Eisaman, Johns and Laws, Advertising, Inc. ("EJL") on February 12, 1996, the amounts reported for the three months ended March 31, 1996 include consolidated amounts of the two entities from the date the Company acquired EJL. Cost savings from the combination of the two agencies are being implemented, particularly in the areas of real estate leasing and agency administrative costs. Management expects these cost reductions to begin in the second and third quarters of 1996.

The combination of the two entities resulted in a net income of $7,000 as compared to net income of $140,000 during the same three month period in 1995. While commissions and fees rose from $3,731,000 to $6,142,000, or 64.6%, operating expenses rose $2,658,000 to $6,119,000, an increase of 76.89%. This disparity in revenue growth versus operating increases is related to the seasonal nature of EJL's business. Non-operating expenses fell from $24,000 to $11,000 as a result of lower interest expenses.

The provision for taxes fell from $106,000 in 1995 to a benefit of $207,000 in 1996 due to lower operating revenues in 1996.

Earnings per share fell to $.01 per share based on weighted average shares of 2,341,667. For the three months in 1995, earnings per share were $.06 on 2,175,000 shares.

Liquidity and Capital Resources

On February 12, 1996, the Company acquired all of the outstanding shares of capital stock of Eisaman, Johns & Laws Advertising, Inc. ("EJL"), a California corporation, pursuant to a Stock Purchase Agreement between the Company and the shareholders of EJL. In exchange for 49,512 shares of the common stock of EJL, the Company issued 333,333 shares of its common stock, $.01 par value per share (the "Common Stock"), and made an initial cash payment of approximately $4 million. The shares of Common Stock were issued from the Company's existing authorized capital stock, and the cash was paid out of working capital and additional bank debt. In addition, the Company has agreed to pay EJL shareholders 5% of the combined revenue of the combined entity over the next five years, subject to certain adjustments. The purchase price paid to EJL stockholders will range from a minimum of $12 million to a maximum of $18 million.

Cash and cash equivalents increased from $1,729,000 at December 31, 1995 to $5,495,000 at March 31, 1996. This increase was the result of the cash flows from operations and combination of the Lois and EJL entities.

The Company's working capital deficit increased from (1,564,000) at December 31, 1995 to ($1,818,000) at March 31, 1996. This increase was the result of funds generated from the new bank debt offset by the $4,000,000 payment to the former shareholders of EJL and the operating loss for the three months ended March 31, 1996.

Management believes that cash flows from operations, together with funds available under the Company's credit facilities with Chemical Bank, will be sufficient to meet the Company's cash needs for its existing business.

The Company is regularly presented with opportunities to acquire advertising agencies and intends to consider potential acquisitions which would be complementary to the Company's current business activities and fit the Company's acquisition strategy. Although no specific acquisition plans or commitments currently exist, any future acquisitions may require material capital expenditures or commitments that could place significant constraints on future working capital. In addition, the Amended and Restated Credit Agreement contains covenants restricting the Company from making capital expenditures in excess of $250,000 in any fiscal year and contains certain financial condition ratios that could place significant constraints on the Company's ability to make acquisitions. The Company believes that the restrictions will not impair its ability to make acquisitions for stock or deferred contingent payment in accordance with its acquisition financing strategy.

The Company's business operations are not seasonal; however, based upon individual client expenditures and the history of EJL, significant quarter to quarter fluctuations in billings and net income may occur.

                           PART II OTHER INFORMATION

Item 3. Legal Proceedings

Item 6. Exhibits and Current Reports on Form 8-K

(a)           No exhibits
(b) The Company filed a Current Report on Form 8-K dated as of February 12, 1996, regarding the acquisition of Eisaman, Johns & Laws Advertising, Inc., which did not include the pro forma financial data pertaining to the acquisition. The Company is currently delinquent in the filing of the pro forma financial data due to unforeseen difficulties in obtaining necessary information from Eisaman, Johns & Laws Advertising, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOIS/USA INC.

Date:  May 15, 1996                 By /s/ Robert K. Stewart
                                      ----------------------
                                      Robert K. Stewart
                                      Executive Vice President
                                      Chief Financial and
                                      Accounting Officer