Form 10-Q
period 1996-06-30
LOIS/USA INC
filed 1996-08-15
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                For the transition period from _______ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes___ No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes___ No___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 2,521,123
Transitional Small Business Disclosure Format (check one): Yes____ No____.

PART I-FINANCIAL INFORMATION                                       PAGE
                                                                  NUMBER
Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    December 31, 1995 and
                    June 30, 1996..................................F-1

                  Consolidated Statements of Operations for the
                    Three Months Ended June 30, 1995
                    and 1996.......................................F-2

                  Consolidated Statements of Operations for the
                    Six Months ended June 30, 1995 and 1996........F-3

                  Consolidated Statements of Changes In
                    Stockholder's (Deficit) For the Periods
                    Ended December 31, 1995 and
                    June 30, 1996..................................F-4

                  Consolidated Statements of Cash Flows for
                    the Six Months Ended June 30, 1995
                    And 1996.................................... ..F-5

                  Notes to Consolidated Financial Statements.......F-6

Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations......................................9

PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................11

SIGNATURE..........................................................12

                         LOIS/USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND JUNE 30, 1996
                                   (UNAUDITED)

                                 (000's omitted)


                                   1995                1996
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents        $ 1,729           $   1,447
   Accounts receivable, net          19,527              30,761
   Investments                          150                 150
   Expenditures billable to clients   1,388                 832
   Deferred tax asset                    76                   0
            Prepaid taxes               270                 377
   Other current assets                 130                 400
            Total current assets     23,270              33,967
                                     -------             -------

PROPERTY AND EQUIPMENT, at cost       2,079               3,065
   Less-Accumulated depreciation and (1,747)             (1,927)
    amortization                     -------             -------
           Net property and equipment   332               1,138
                                     -------             -------

OTHER ASSETS:
   Deferred financing and
      offering costs                    212                 409
   Good will                            325              12,438
   Other assets                          51                 521
                                        ---                 ---
         Total other assets             588              13,368
                                        ---              ------
         Total assets               $24,190             $48,473
                                    =======             =======

LIABILITIES AND STOCKHOLDERS'            1995                1996
     EQUITY (DEFICIT)                    ----                ----

CURRENT LIABILITIES:
 Accounts payable                      $24,613               $32,716
 Accrued expenses and other current
   liabilities                             221                   805
 Deferred purchase price                    -                  1,520

     Total current liabilities          24,834                35,041
                                        ------                ------

OTHER LIABILITIES:
 Deferred rent                             -                   1,590
 Deferred payouts                           46                    -
                                            --
 Bank loans                                -                   5,202
 Deferred purchase price                   -                   5,000
 Total other liabilities                    46                11,792
                                            --
    Total liabilities                   24,880                46,833
                                        ------                ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, par value $.01
    per share:
   1,000,000 shares authorized;
    no shares
   issued and outstanding
Common stock, par value $.01
   per share:
  20,000,000 shares authorized;
  2,175,000 and 2,521,123 issued
  and outstanding                          22                    25
 Additional paid-in capital             3,746                 5,820
 Accumulated deficit                   (4,458)               (4,205)
                                       ------                -------
   Total stockholder's equity (deficit) (690)                (1,640)
                                       ------                -------
   Total liabilities and stockholders'
      equity (deficit)                $24,190                $48,473
                                      =======                =======

The accompaning notes are an integrated part of the consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996

                                   (UNAUDITED)

                      (000's omitted except for share data)

INCOME:                                1995           1996
                                       ----           ----
   Commissions and fees                $4,321         $7,546

OPERATING EXPENSES:
   Salaries and related costs, net      2,439          4,570
   Client services                        368            401
   Rent and related charges               349            518
   Amortization of acquisition costs       22            162
   Other operating expenses               546          1,474
                                        -----          ------
          Total operating expenses      3,763           7,125
                                        -----          ------
          Operating income                558             421

NONOPERATING EXPENSES:
  Interest, net                            34             (3)
  Amortization of deferred financing costs 14             14
                                           --             --
          Total nonoperating expenses      48             11
                                           --             --
          Net income before provision     510            410
          for income taxes

PROVISION FOR INCOME TAXES                196            154
                                          ---            ---
          Net income (loss)              $314            246
                                         ====            ===
NET INCOME PER COMMON                    $.14           $.09
  SHARE                                  ====           ====

WEIGHTED AVERAGE NUMBER OF          2,175,000      2,521,123
 COMMON EQUIVALENT OF SHARES        =========      =========
 OUTSTANDING

     The accompanying notes are an integral part of these consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE six MONTHS ENDED JUNE 30, 1995 AND 1996

                                   (UNAUDITED)

                      (000's omitted except for share data)

INCOME:                                         1995           1996
                                                ----           ----
   Commissions and fees                         $8,052         $13,688

OPERATING EXPENSES:
   Salaries and related costs, net               4,925           9,122
   Client services                                 647             753
   Rent and related charges                        709             962
   Amortization of acquisition costs                78             324
   Other operating expenses                        821           2,083
                                                   ---           -----
         Total operating expenses                7,224          13,244
                                                 -----          ------
         Operating income                          828             444

NONOPERATING EXPENSES:
   Interest, net                                    44             (6)
   Amortization of deferred financing costs         28             28
                                                    --             --
        Total nonoperating expenses                 72             22
                                                    --             --
        Net income before provision                756            422
        for income taxes

PROVISION FOR INCOME TAXES                         302            169
                                                   ---            ---
        Net income                                $454            253
                                                  ====            ===
NET INCOME PER COMMON                             $.21           $.10
 SHARE                                            ====           ====

WEIGHTED AVERAGE NUMBER OF                   2,175,000      2,521,123
 COMMON EQUIVALENT OF SHARES                 =========      =========
 OUTSTANDING

         The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
            FOR THE PERIODS ENDED DECEMBER 31, 1995 AND JUNE 30, 1996

                                 (000'S omitted)

                                                      Additional
                                            Common    Paid-in         Accumulated
                                            Stock     Capital         Deficit       Total
                                            -----     -------         -----------   -----
BALANCE, January 1, 1995                    $18       1,029           (5,176)       (4,129)
         Net Income                          -          -                718           718

         Contribution of                      1       1,357               -          1,358
           Redeemable Warrants

         Issuance of Common                   3       1,360               -          1,363
            Shares to Public                  -       -----                          -----

BALANCE, January 1, 1996                     22       3,746            4,458           690
         Net Income                                                      253           253
         Issuance of Common
           Shares to EJL
           shareholders                       3      2,074                -          2,077
                                              -      -----             -----         -----

BALANCE, June 30, 1996                      $25     $5,820           $(4,205)       $1,640
                                            ===     ======           ========       ======

  The accompanying notes are an integral part of these consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                                 (000's omitted)


CASH FLOWS FROM OPERATING ACTIVITIES:                    1995        1996
         Net income (loss)                               $454        $253
         Adjustments to reconcile net income (loss)
           to net cash provided by (used in) operating
           activities-
         Amortization and depreciation                    122         324
         Amortization of deferred financing costs          28          28
         Decrease in deferred tax asset                   302         117
         Changes in assets and liabilities, net of
         effect from acquisitions
         (Increase) decrease in accounts receivable     1,287      (3,091)
         (Increase) decrease in expenditures billable
         to clients                                      (116)      1,067
         (Increase) decrease in prepaid income taxes     (250)        (76)
         (Increase) decrease in other assets             (214)        530
         Increase (decrease) in accounts payable
           and accrued expenses                        (1,847)     (1,422)
                  NET CASH PROVIDED BY (USED            ------     -------
                    IN) OPERATING ACTIVITIES              334      (2,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash paid for acquisition, net of cash acquired   -       (1,314)
         Cash paid for costs of acquisition                -       (1,594)
         Purchase of fixed assets                          -          (81)
                  NET CASH USED IN INVESTING             ------    -------
                    ACTIVITIES                             -       (2,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Drawdown of credit facility                   3,100        5,202
         Repayment of credit facility                 (2,000)        -
         Repayment of subordinated stockholders       (3,200)        -
         Issuance of new shares                        1,363         -
         Increase in deferred financing costs            -           (225)
         Reclass of deferred financing costs              90         -
                  NET CASH USED IN FINANCING           -----        -------
                   ACTIVITIES                           (647)       4,977
         NET CASH (DECREASE) IN CASH AND                -----       -------
         CASH EQUIVALENTS                               (981)        (282)

         CASH AN CASH EQUIVALENTS, beginning
           of period                                   1,457        1,729
         CASH AND CASH EQUIVALENTS, end                -----        -----
           of period                                    $476       $1,447
                                                       =====       ======
         SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION
                  Cash paid during the period of-
                           Interest                     $44           $92
                                                        ===          ====
                           Income taxes                $250           $91
                                                       ====          ====

         The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB, as amended by Amendment No.1 to Form 10-KSB.

In the opinion of management, the information furnished reflects all adjustments, all of which are of normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.       ACQUISITION OF EISAMAN, JOHNS & LAWS ADVERTISING, INC.

On February 12, 1996 the Company acquired all the outstanding shares of Eisaman, Johns & Laws Advertising, Inc., a California corporation ("EJL"), a national advertising agency, established in 1959, with its principal advertising offices in Los Angeles, Chicago, Houston and Detroit. For its fiscal years ended February 28, 1993, 1994 and 1995, EJL had commission and fee revenues of $19,087,000, $18,151,000 and $17,011,000, respectively, and net income (loss) of
$18,000, ($5,000) and ($788,000). At February 28, 1995, EJL had net working capital of $1,238,000, total assets of $19,256,000 and stockholders' equity of $2,263,000.

Pursuant to the Stock Purchase Agreement (the "Agreement"), between the Company and the shareholders of EJL, ("the Sellers"), the Company made an initial cash payment of $4,000,000 and issued 333,333 shares of the Company's stock par value $.01 per share, (the "Common Stock") at an issue price of $6.00 per share to the Sellers.

The Sellers will receive as additional purchase price, an amount equal to 5% of the combined revenue of Lois/USA and EJL, as defined in the Agreement, for an additional $12,000,000 of purchase price (the "Additional Purchase Price") over a period of five years from the date of the acquisition. Payments will be made in the ratio of 75% cash and 25% in Common Stock, valued at $6.00 per share for the first four quarters and thereafter valued at the fair market value of the Common Stock as defined in the Agreement. At least $1,750,000 of Additional Purchase Price must be paid for the year ending December 31, 1996, and the Sellers have been guaranteed a minimum Additional Purchase Price of $6,000,000 in cash. To the extent that this minimum cash amount is not paid by December 31, 1999, all further Purchase Price will be paid in cash until the payment ratio has been restored and then all remaining payments will be made in the payment ratio. The Agreement provides the Sellers with the ability to put shares of Additional Purchase Price back to the Company in the event that the minimum cash amounts have not been paid to the Sellers. Such shares can be put back to the Company based at the value on the date such shares were initially issued, on a last-in first-out basis. However, the Sellers cannot put the initial 333,333 shares back to the Company.

Interest will be payable on any missed payment of Additional Purchase Price at the prime rate plus 2% for the first missed payment and an additional 5% shall be paid beginning with the second consecutive missed and incurred payment.

The Sellers will receive a final purchase price payment of $750,000 in additional shares in 2001.

At the closing of the transaction on February 12, 1996, the Sellers were required to deliver $2,200,000 of net worth, as defined in the Agreement, based upon EJL's historical cost as required under generally accepted accounting principles. The parties have not yet finalized the amount of net worth delivered by the sellers. To the extent an amount in excess of $2,000,000 is delivered, the Company will issue the Sellers a three year subordinated installment note, payable quarterly, and bearing interest at Chemical Bank's prime rate plus 1.5%. This note will be subordinated to the Company's existing bank indebtedness. If less than $2,200,000 is delivered, the cash portion of the additional purchase price will be reduced.

To the extent the Company consummates a public offering within 12 months of the acquisition date at a price per share less than $6.00, the Company will increase the number of initial shares to the Sellers based upon the offering price. The Company has granted the Sellers certain rights with respect to registration of the Common Stock under the Securities Act of 1933. The Company's two majority shareholders also entered into a shareholders' agreement with EJL's four majority shareholders which, among other things, entitles the former EJL shareholders to elect one director to the Company's Board of Directors.

Concurrent with the acquisition of EJL, the Company entered into five year employment agreements with four of the senior EJL executives which will provide for aggregate compensation of $1,165,000 per year, renewable upon the mutual agreement of the parties. Bonuses are discretionary. Upon termination of three of the employment agreements with three of the executives, those executives will enter into consulting agreements each for a five year term, with compensation to each executive of $100,000 per year. Each employment agreement provides for a two year non-competition clause and provisions for health and life insurance and the payment of costs of medical coverage.

The Company accounted for the transaction using the purchase method of accounting. Since February 12, 1996, the Company's consolidated financial statements include EJL's activity. At the date of acquisition, the excess of the minimum guaranteed purchase price of $12,750,000 over the fair market value of the net assets acquired was reflected in the Company's consolidated financial statements as goodwill. Presently, such amount is estimated to be approximately $12,500,000. As payments of Additional Purchase Price are made, such payments will be accounted for as increases to goodwill. None of the recorded goodwill will be deductible for income tax purposes. This goodwill will be amortized over a 20 year life. As a result of the non-deductibility of goodwill, the Company's effective tax rate will be adversely impacted.

Additional minimum guaranteed purchase price payments of $6,750,000 have been reflected as a liability on the Company's balance sheet at the acquisition date and will be reduced as additional cash payments are made. The accounting for additional share issuances through the date that the put feature continues to be available to the Sellers will be similar to redeemable stock which is classified outside of shareholders' equity. At the time that the minimum cash purchase price payments have been made, and the ability of the Sellers to put shares back to the Company ceases, the value of additional shares, if any, issued to the Sellers will be reclassified as stockholder's equity.

Currently, the Company is studying the fair value of the assets and liabilities acquired. Upon the completion of this study, amounts recorded might differ from those given in this interim report. The unaudited consolidated results of operations on a pro forma basis as adjusted to reflect the acquisition of EJL as if such acquisition had been effective as of January 1 of each year indicated are as follows:

                            Six Months Ended June 30,
                  (Amounts in thousands except per share data)

                                       1995              1996
         Commissions and fees         $15,578         $14,017
         Operating (loss)             $    (3)        $  (347)
         Net (loss)                   $    (1)        $  (139)
         Net (loss) per weighted
         average common share         $  (.01)        $  (.06)

3.       REDUCING REVOLVING CREDIT FACILITY

Concurrent with the Company's registered direct placement of 300,000 shares of Common Stock in January 1995 (the "Offering"), the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with Chemical Bank. Upon consummation of the Company's Offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the Company's Offering, enabled the Company to repay the Subordinated Note. Amounts outstanding under the Reducing Revolving Credit Agreement bear interest at the highest rate determined with reference to one of several fluctuating rate bases. The current interest rate under the credit facility is 10%.

Borrowings under the Reducing Revolving Credit Agreement are secured by (a) all of the assets of the Company's operating subsidiaries, (b) a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, (C) a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and (d) an assignment in favor of Chemical Bank of the key man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

As of December 31, 1995, the loans under the Reducing Revolving Credit Agreement were scheduled to mature on December 31, 1997, subject to required amortization payments which were to reduce the principal balance and the amount available to be borrowed by approximately $166,000 each quarter commencing in the second quarter of 1995. Concurrent with the acquisition of EJL in February 1996 as discussed in Note 2, Chemical Bank entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") whereby Chemical Bank agrees to increase the amount available under the Reducing Revolving Credit Agreement by an additional $2,500,000 and extended the maturity date of the facility through March 31, 1999, required amortization will be $250,000 per quarter commencing with the quarter ending March 31, 1996. The Company will be required to prepay amounts outstanding under the Amended and Restated Credit Agreement equal to 100% of Excess Cash Flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of Excess Cash Flow above $300,000 for any year. For the year ended December 31, 1995, this requirement was waived. Excess Cash Flow is defined as actual cash flow of the Company less 110% of debt amortization.

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

In December 1994, the Company also increased its existing credit facility from $1 million to $2 million under substantially identical terms. Of this facility, $150,000 has been set aside for a contingent letter of credit in favor of the landlord of the office space leased in New York which would be payable in an event of default.
Amounts borrowed will bear interest at a rate to be negotiated upon borrowing.

There were approximately $268,000 in fees and expenses incurred in connection with the facility. These amounts are being amortized over the initial three-year period of the loan. Costs to extend the facility of approximately $175,000 will be amortized over the period from 1996 through 1999.

                         LOIS/USA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operation

Six Months Ended June 30, 1996 Compared
to Six Months Ended June 30, 1995

As a result of the acquisition of Eisaman, Johns and Laws, Advertising Inc. ("EJL") on February 12, 1996, the amounts reported for the six months ended June 30, 1996 include consolidated amounts of the two entities. Cost savings from the combination of the two agencies are being implemented, especially in the areas of real estate leasing and agency administrative costs. Since the acquisition took place in the middle of the first quarter, these cost reductions began in the second quarter of 1996 and will continue throughout the remainder of the year.

The combination of the two entities resulted in a net loss of ($441,000) versus net income of $140,000 during the same three month period in 1995. While commissions and fees rose from $8,052,000 to $13,688,000 or 70.0%, operating expenses rose $6,020,000 to $13,244,000 an increase of 83.3%. This disparity in revenue growth versus operating increases is related to the seasonal nature of EJL's business. Non- operating expenses fell from $72,000 to $22,000 as a result of lower interest expenses.

The provision for taxes fell from $302,000 in 1995 to $169,000 in 1996 in 1996 due to lower operating revenues in 1996

Earnings per share fell to a loss of .10 per share on weighted average shares of 2,521,123. For the six months in 1995, earnings per share were $.21 on 2,175,000 shares.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1996

Consolidated revenues from commission and fee income was $7,546,000 in the second quarter of 1996 as compared to $4,321,000 during the comparable three month period in 1995. Net income was $246,000 for the three months ended June 30, 1996 as compared to $314,000 for 1995. While commissions and fees rose 74.6%, expenses rose 89.3% from $3,763,000 to $7,125,000.

Non-operating expenses fell from 48,000 in 1995 to $11,000 in 1996 as a result of lower net interest expense.

The provision for taxes was $164,000, down $32,000. The lower provision is based on lower taxable income.

Liquidity and Capital Resources

On February 12, 1996, the Company acquired all of the outstanding shares of capital stock of Eisaman, Johns & Laws Advertising, Inc. ("EJL"), a California corporation, pursuant to a Stock Purchase Agreement between the Company and the shareholders of EJL. In exchange for 49,512 shares of the common stock of EJL, the Company issued 333,333 shares of its common stock, $.01 par value per share, and made an initial cash payment of approximately $4 million. The shares of (the "Common Stock") were issued from the Company's existing authorized capital stock, and the cash was paid out of working capital and additional bank debt. In addition, the Company has agreed to pay EJL shareholders 5% of the combined revenue of the combined entity over the next five years, subject to certain adjustments. The purchase price paid to EJL stockholders will range from a minimum of $12 million to a maximum of $18 million.

Cash and cash equivalents increased from $1,729,000 at December 31, 1995 to $5,495,000 at June 30, 1996. The decrease was the result of cash used in financing the EJL acquisition and the cash flows from operations.

The Company's working capital deficit decreased from ($1,564,000) at December 31, 1995 to ($1,251,000) at June 30, 1996. This decrease was the result of funds generated from the new bank debt offset by the $4,000,000 payment to the former shareholders of EJL.

Management believes that cash flows from operations, together with funds available under the Company's credit facilities with Chase Bank, will be sufficient to meet the Company's cash needs for its existing business and any potential acquisitions over the next twelve months.

The Company is regularly presented with opportunities to acquire advertising agencies and intends to consider potential acquisitions which would be complementary to the Company's current business activities and fit the Company's acquisition strategy. Although no specific plans or commitments currently exist, any future acquisitions may require material capital expenditures or commitments that could place significant constraints on future working capital. In addition, the Amended and Restated Credit Agreement contains covenants restricting the Company from making capital expenditures in excess of $250,000 in any fiscal year and contains certain financial condition ratios that could place significant constraints on the Company's ability to make acquisitions. The Company believes that the restrictions will not impair its ability to make acquisitions for stock or deferred contingent payments in accordance with its acquisition financing strategy.

The Company's business operations are not seasonal; however, based upon individual client expenditures and the history of EJL, significant quarter to quarter fluctuations in billings and net income may occur.


PART II OTHER INFORMATION

Item 3.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibit 27 - Financial Data Schedule

(b) On Form 8-K: The Company filed a Form 8-K dated as of February 12, 1996, regarding the acquisition of Eisaman, Johns & Laws Advertising, Inc., which did not include the pro forma financial data pertaining to the acquisition. The Company is currently delinquent in the filing of the pro forma financial data due to unforseen difficulties in obtaining necessary information from Eisaman, Johns & Laws Advertising, Inc.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  LOIS/USA INC.


Date:    August 15,1996             By /s/ ROBERT K. STEWART
                                         ROBERT K. STEWART
                                         Executive Vice President
                                         Chief Financial and
                                         Accounting Officer