Form 10-Q/A
period 1996-06-30
LOIS/USA INC
filed 1996-08-28
CIK 930004

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................... 2
          SIGNATURE................................5

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


     The combination of the two entities resulted in net income of $253,000 versus net income of $454,000 during the same six month period in 1995. While commissions and fees rose from $8,052,000 to $13,688,000 or 70.0%, operating expenses rose $6,020,000 to $13,244,000 an increase of 83.3%. This disparity in revenue growth versus operating increases is related to the seasonal nature of EJL's business. Non-operating expenses fell from $72,000 to $22,000 as a result of lower interest expenses.


The provision for taxes fell from $302,000 in 1995 to $169,000 in 1996 in 1996 due to lower operating revenues in 1996


Earnings per share fell to $.10 per share on weighted average shares of 2,521,123. For the six months in 1995, earnings per share were $.21 on 2,175,000 shares.


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


     Cash and cash equivalents decreased from $1,729,000 at December 31, 1995 to $1,447,000 at June 30, 1996. The decrease was the result of cash used in financing the EJL acquisition and the cash flows from operations.


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


                                     LOIS/USA INC.


Date: August 28, 1996                By /S/ ROBERT K. STEWART
                                            ROBERT K. STEWART
                                            Executive Vice President
                                            Chief Financial and
                                            Accounting Officer