Form 10-Q
period 1996-09-30
LOIS/USA INC
filed 1996-11-14
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996
                                    OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 2,536,836
Transitional Small Business Disclosure Format (check one): Yes____ No____.

PART I-FINANCIAL INFORMATION                                    PAGE
                                                              NUMBER
Item 1.  Financial Statements

            Consolidated Balance Sheets as of
                 December 31, 1995 and
                 September 30, 1996...............................F-1

             Consolidated Statements of Operations for the
                 Three Months Ended September 30, 1995
                  and 1996........................................F-2

             Consolidated Statements of Operations for the
                  Nine Months ended September 30, 1995 and 1996...F-3

             Consolidated Statements of Changes In
                  Stockholder's (Deficit) For the Periods
                  Ended December 31, 1995 and
                  September 30, 1996..............................F-4

             Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 1995
                  And 1996........................................F-5

              Notes to Consolidated Financial Statements..........F-6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations........................................9

PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................11

SIGNATURE..........................................................12

                         LOIS/USA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                 (000's omitted)

                                     1995              1996
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents       $ 1,729          $   675
   Accounts receivable, net         19,527          30,057
   Investments                         150             150
   Expenditures billable to clients  1,388             316
   Deferred tax asset                   76               0
       Prepaid taxes                   270             377
     Other current assets              130             554
                                       ---             ---
       Total current assets         23,270          32,129




PROPERTY AND EQUIPMENT, at cost     2,079           3,098
   Less-Accumulated depreciation   (1,747)          (2,000)
   and amortization                -------          -------

  Net property and equipment           332           1,098
                                       ---           -----


OTHER ASSETS:
   Deferred financing costs             212           373
   Good will                            325         12,735
   Other assets                          51            380
                                         --            ---
       Total other assets               588         13,488
                                        ---         ------
                  Total assets              $24,190  $46,715
                                            =======  =======
LIABILITIES AND STOCKHOLDERS'                     1995         1996
EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $ 24,613    $31,174
  Accrued expenses and other current liabilities       221        563
  Bank loans                                            -       1,000
  Deferred purchase price                               -       1,287

Total current labilities                            24,834     34,024

OTHER LIABILITIES:
  Deferred Rent                                        -         1,563
  Deferred payouts                                     46          -
  Bank loans                                           -         4,300
  Deferred purchase price                              -         5,000
                                                    -------    -------

Total other liabilities                                46       10,863
                                                    -------    -------

Total liabilities                                   24,880      44,887
                                                    -------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

   Preferred stock, par value $.01 per share:
   1,000,000 shares authorized; no shares
   issued and outstanding

   Common stock, par value $.01 per share:
   20,000,000 shares authorized; 2,175,000
   2,536,836 issued and outstanding                 22              25
   Additional paid-in capaital                   3,746            5,743
   Accumulated deficit                          (4,458)          (3,940)

      Total stockholders' equity (deficit)        (690)           1,828
                                                -------          -------

      Total liabilities and stockholders'
        equity (deficit)                       $24,190           $46,715
                                              --------          ----------

The accompanying notes are an integral part of the consolidated statements.




                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)

                   (000's omitted except for share data)


INCOME:                                               1995               1996
                                                      ----               ----
         Commissions and fees                       $4,076             $7,942

OPERATING EXPENSES:
         Salaries and related costs, net             2,749              4,553
         Other operating expenses                    1,014              2,369
         Amortization and depreciation                  22                288
                                                    -------            ------

                  Total operating expenses           3,824             7,210
                                                     -----             -----
                  Operating income                     252               732

NONOPERATING EXPENSES:
         Interest, net                                  59               119
         Amortization of deferred financing costs       14                36
                                                        --                --
                  Total nonoperating expenses           73               155
                                                        --              ----
                  Net income before provision          179               577
                  for income taxes

PROVISION FOR INCOME TAXES                             72                312
                                                       --                ---
                  Net income (loss)                  $107               $265
                                                     ====               ====

NET INCOME PER COMMON                                $.05               $.10
SHARE                                                ====               ====

WEIGHTED AVERAGE NUMBER OF                       2,175,000         2,536,836
                                                 =========         =========
 COMMON EQUIVALENT OF SHARES
 OUTSTANDING

     The accompanying notes are an integral part of these consolidated statements.



                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                                                     (UNAUDITED)

                                        (000's omitted except for share data)


INCOME:                                              1995              1996
                                                     ----              ----
         Commissions and fees                     $12,128           $21,630

OPERATING EXPENSES:
         Salaries and related costs, net            7,674            13,675
         Other operating expenses                   3,191             6,167
         Amortization and depreciation                183               612
                                                    -----            ------
                  Total operating expenses         11,048            20,454
                                                   ------            ------
                  Operating income                  1,080             1,176

NONOPERATING EXPENSES:
         Interest, net                                103               113
         Amortization of deferred financing costs      42                64
                                                       --                --
                  Total nonoperating expenses         145               177
                                                      ---               ---
                  Net income before provision         935               999
                  for income taxes

PROVISION FOR INCOME TAXES                            374               481
                                                      ---               ---

                  Net income                         $561              $518
                                                      ===               ===

NET INCOME PER COMMON                                $.26              $.21
  SHARE                                              ====              ====


WEIGHTED AVERAGE NUMBER OF                      2,175,000         2,522,093
 COMMON EQUIVALENT OF SHARES                    =========         =========
 OUTSTANDING

         The accompanying notes are an integral part of these consolidated statements.



                         LOIS/USA INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

         FOR THE PERIODS ENDED DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

                                                   (000'S omitted)


                                                    Additional
                                  Common            Paid-in     Accumulated
                                  Stock             Capital     Deficit        Total


BALANCE, January 1, 1995            $18              $1,029     $(5,176)       $(4,129)

         Net Income                  -                   -          718            718

         Contribution of              1               1,357           -           1,358
           Redeemable Warrants

         Issuance of Common           3               1,360            -          1,363
                                      -               -----                       -----
           Shares to Public

BALANCE, January 1, 1996             22              3,746       (4,458)          (690)
         Net Income                                                 518            518
         Issuance of Common
           Shares to EJL
           shareholders               3              1,997            -           2,000
                                      -              -----         --------      ------

BALANCE, September 30, 1996         $25             $5,743       $(3,940)        $1,828
                                    ===              ======       ========       ======

         The accompanying notes are an integral part of these consolidated statements.




                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)
                                 (000's omitted)




CASH FLOWS FROM OPERATING ACTIVITIES:                      1995            1996
                                                           ----            ----
         Net income (loss)                                 $561            $518
         Adjustments to reconcile net income (loss)
           to net cash provided by (used in) operating
           activities-
         Amortization and depreciation                      183             612
         Amortization of deferred financing costs            42              64
         Decrease in deferred tax asset                     374             117
         Changes in assets and liabilities, net of
         effect from acquisitions
         (Increase) decrease in accounts receivable       1,247          (2,387)
         (Increase) decrease in expenditures billable
         to clients                                          (4)          1,583
         (Increase) decrease in prepaid income taxes       (250)            (76)
         (Increase) decrease in other assets               (243)            517
         (Increase) in investment                          (100)              -
         Increase (decrease) in accounts payable
           and accrued expenses                          (6,312)        (3,233)
         (Decrease) in deferred payments                    (42)              -
                  NET CASH PROVIDED BY (USED
                    IN) OPERATING ACTIVITIES             (2,704)        (2,285)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash paid for acquisition, net of cash acquired      -         (3,138)
         Cash paid for acquisition related costs              -           (592)
         Purchase of fixed assets                           (88)          (114)
                  NET CASH USED IN INVESTING
                    ACTIVITIES                              (88)        (3,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Drawdown of credit facility                      3,266           5,300
         Repayment of credit facility                        -                -
         Repayment of subordinated stockholders          (3,200)              -
         Issuance of new shares                           1,363               -
         Increase in deferred financing costs                -            (225)
         Reclass of deferred financing costs                 90               -
                  NET CASH USED IN FINANCING
                   ACTIVITIES                            (1,519)          5,075
                                                         -------          -----
         NET CASH (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                (1,273)        (1,054)

         CASH AND CASH EQUIVALENTS, beginning
           of period                                      1,457          1,729
                                                          -----          -----
         CASH AND CASH EQUIVALENTS, end
           of period                                       $184           $675
                                                           ====           ====

         SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION
                  Cash paid during the period of-
                           Interest                       $103            $213
                                                          ====            ====
                           Income taxes                   $250             $91
                                                         =====             ===

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

2.       ACQUISITION OF EISAMAN, JOHNS & LAWS ADVERTISING, INC.

     On February 12, 1996, the Company acquired all the outstanding shares of Eisaman, Johns & Laws Advertising, Inc., a California corporation ("EJL"), a national advertising agency, established in 1959, with its principal advertising offices in Los Angeles, Chicago, Houston and Detroit. For its fiscal years ended February 28, 1993, 1994 and 1995, EJL had commission and fee revenues of $19,087,000, $18,151,000 and $17,011,000, respectively, and net income (loss) of
$18,000, ($5,000) and ($788,000). At February 28, 1995, EJL had net working capital of $1,238,000, total assets of $19,256,000 and stockholders' equity of $2,263,000.

     Pursuant to the Stock Purchase Agreement (the "Agreement"), between the Company and the shareholders of EJL, (the "Sellers"), the Company made an initial cash payment of $4,000,000 and issued 333,333 shares of the Company's common stock, par value $.01 per share (the "Common Stock") at an issue price of $6.00 per share to the Sellers.

     The Sellers will receive as additional purchase price, an amount equal to 5% of the combined revenue of the Company and EJL, as defined in the Agreement, for an additional $12,000,000 of purchase price (the "Additional Purchase Price") over a period of five years from the date of the acquisition. Payments will be made in the ratio of 75% cash and 25% in Common Stock, valued at $6.00 per share for the first four quarters and thereafter valued at the fair market value of the Common Stock as defined in the Agreement. At least $1,750,000 of Additional Purchase Price must be paid for the year ending December 31, 1996, and the Sellers have been guaranteed a minimum Additional Purchase Price of $6,000,000 in cash. To the extent that this minimum cash amount is not paid by December 31, 1999, all further Purchase Price will be paid in cash until the payment ratio has been restored and then all remaining payments will be made in the payment ratio. The Agreement provides the Sellers with the ability to put shares of Additional Purchase Price back to the Company in the event that the minimum cash amounts have not been paid to the Sellers. Such shares can be put back to the Company based at the value on the date such shares were initially issued, on a last-in first-out basis. However, the Sellers cannot put the initial 333,333 shares back to the Company.

     Interest will be payable on any missed payment of Additional Purchase Price at the prime rate plus 2% for the first missed payment and an additional 5% shall be paid beginning with the second consecutive missed and incurred payment.

     The Sellers will receive a final purchase price payment of $750,000 in additional shares in 2001.

     At the closing of the acquisition on February 12, 1996, the Sellers were required to deliver $2,200,000 of net worth, as defined in the Agreement, based upon EJL's historical cost as required under generally accepted accounting principles. The parties have not yet finalized the amount of net worth delivered by the Sellers. To the extent an amount in excess of $2,000,000 is delivered, the Company will issue to the Sellers a three-year subordinated installment note, payable quarterly, and bearing interest at Chemical Bank's prime rate plus 1.5%. This note will be subordinated to the Company's existing bank indebtedness. If less than $2,200,000 is delivered, the cash portion of the Additional Purchase Price will be reduced.

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

     Concurrent with the acquisition of EJL, the Company entered into five-year employment agreements with four of the senior EJL executives which provide for aggregate compensation of $1,165,000 per year, renewable upon the mutual agreement of the parties. Bonuses are discretionary. Upon termination of three of the employment agreements with three of the executives, those executives will enter into consulting agreements each for a five-year term, with compensation to each executive of $100,000 per year. Each employment agreement provides for a two year non-competition clause and provisions for health and life insurance and the payment of costs of medical coverage.

     The Company accounted for the acquisition using the purchase method of accounting. Since February 12, 1996, the Company's consolidated financial statements have included EJL's activity. At the date of acquisition, the excess of the minimum guaranteed purchase price of $12,750,000 over the fair market value of the net assets acquired was reflected in the Company's consolidated financial statements as goodwill. Presently, such amount is estimated to be approximately $12,500,000. As payments of Additional Purchase Price are made, such payments will be accounted for as increases to goodwill. None of the recorded goodwill will be deductible for income tax purposes. This goodwill will be amortized over a 20-year life. As a result of the non-deductibility of goodwill, the Company's effective tax rate will be adversely impacted.

     Additional minimum guaranteed purchase price payments of $6,750,000 have been reflected as a liability on the Company's balance sheet at the acquisition date and will be reduced as additional cash payments are made. The accounting for additional share issuances through the date that the put feature continues to be available to the Sellers will be similar to redeemable stock which is classified outside of shareholders' equity. At the time that the minimum cash purchase price payments have been made, and the ability of the Sellers to put shares back to the Company ceases, the value of additional shares, if any, issued to the Sellers will be reclassified as stockholders' equity.

     Currently, the Company is continuing to study the fair value of the assets and liabilities acquired. Upon the completion of this study, amounts recorded might differ from those given in this interim report. The unaudited consolidated results of operations on a pro forma basis as adjusted to reflect the acquisition of EJL as if such acquisition had been effective as of January 1 of each year indicated are as follows:

                         Nine Months Ended September 30,
                  (Amounts in thousands except per share data)

                                                     1995              1996
                                                     ----              ----
         Commissions and fees                       $   23,663        $  21,959
         Operating (loss)                           $     (169)       $     385
         Net (loss)                                 $     (107)       $    (12)
         Net (loss) per weighted
         average common share                       $      .05        $    (.01)



3.       REDUCING REVOLVING CREDIT FACILITY

     Concurrent with the Company's registered direct placement of 300,000 shares of Common Stock in January 1995 (the "Offering"), the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with Chase Bank. Upon consummation of the Company's Offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the Company's Offering, enabled the Company to repay an outstanding subordinated note. Amounts outstanding under the Reducing Revolving Credit Agreement bear interest at the highest rate determined with reference to one of several fluctuating rate bases. The current interest rate under the credit facility is approximately 10%.

     Borrowings under the Reducing Revolving Credit Agreement are secured by (a) all of the assets of the Company's operating subsidiaries, (b) a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, 8 a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and (d) an assignment in favor of Chase Bank of the key man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

     As of December 31, 1995, the loans under the Reducing Revolving Credit Agreement were scheduled to mature on December 31, 1997, subject to required amortization payments which were to reduce the principal balance and the amount available to be borrowed by approximately $166,000 each quarter commencing in the second quarter of 1995. Concurrent with the acquisition of EJL in February 1996 as discussed in Note 2, Chase Bank entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") whereby Chase Bank agrees to increase the amount available under the Reducing Revolving Credit Agreement by an additional $2,500,000 and extended the maturity date of the facility through March 31, 1999. Required amortization is $250,000 per quarter commencing with the quarter ending March 31, 1996. The Company will be required to prepay amounts outstanding under the Amended and Restated Credit Agreement equal to 100% of Excess Cash Flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of Excess Cash Flow above $300,000 for any year. For the year ended December 31, 1995, this requirement was waived. Excess Cash Flow is defined as actual cash flow of the Company less 110% of debt amortization.

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



                         LOIS/USA INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operation

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     As a result of the acquisition of Eisaman, Johns and Laws, Advertising Inc. ("EJL") on February 12, 1996, the amounts reported for the nine months ended September 30, 1996 include consolidated amounts of the two entities. Cost savings from the combination of the two agencies are being implemented, especially in the areas of real estate leasing and agency administrative costs. Since the acquisition took place in the middle of the first quarter, these cost reductions began in the second quarter of 1996 and will continue throughout the remainder of the year.

For the nine months ended September 30, 1996, the combined agency businesses generated commissions and fees of $21,630,000 as compared to Lois/USA's revenues of $12,128,000 for the comparable period in 1995. EJL's historical revenues were $10,303,000 for the comparable period in 1995. The decrease in combined revenues is a result of EJL's smaller revenue base, reflecting several account losses in the fourth quarter of 1995. These losses were offset by account gains by the new combined entity, principally in the Chicago and New York offices.

     Operating expenses, excluding non-cash depreciation and amortization charges, as a percent of sales for the nine month period in 1996 was 91.7%. This contrasts to Lois/USA's 89.6% for the comparable period in 1995 and EJL's 105.7% for the same period. The decrease resulted from cost reductions implemented by management after the acquisition of EJL and reflects the synergies that resulted from combining the two agencies.

     Reported operating income increased from $1,080,000 in the nine months ended September 30, 1995 to $1,176,000 in the comparable period in 1996. This increase reflects the benefit of synergies but is offset by an increase in depreciation and amortization from $183,000 in 1995 to $612,000 in 1996 as a result of the acquisition of EJL in February.

     Non-operating expenses which primarily includes financing related costs net of interest earned on investable funds increased from $145,000 in the nine month period in 1995 to $177,000 in the same period in 1996. The nominal growth in these net costs reflects improved cash management and the impact of the EJL acquisition and the financing structure used to complete the acquisition.

     The provision for taxes rose from $374,000 in the period ended September 30, 1995 to $481,000 for the comparable period in 1996 due to higher taxable income and the impact of non-deductible goodwill from the EJL acquisition in 1996.

     Earnings per share for nine months ended September 30, 1996 were $.21 per share on weighted average shares of 2,522,093. For the same nine month period in 1995, earnings per share were $.26 on 2,175,000 shares.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Consolidated revenues from commission and fee income were $7,942,000 in the third quarter of 1996 as compared to $4,076,000 during the comparable three month period in 1995. EJL's historical revenues were $4,060,000 for the same perod in 1995. Operating expenses, including non-cash depreciation and amortization charges, as a percent of sales for the three month period in 1996 was 87.2%. This contrasts with 92.3% for Lois/USA and 100.1% for EJL for the comparable period in 1995. On a weighted average basis, this revenue percentage for the same three month period in 1995 would have been 96.4%, reflecting post acquisition cost reductions.

     Operating income rose during the three month period ending September 30, 1996 to $732,000 from $252,000 for the comparable period in 1995, reflecting the synergies of the combined entities. In addition, amortization and depreciation increased from $22,000 during the three month period in 1995 to $288,000 for the comparable period in 1996, resulting primarily from the increased amortization on the EJL acquisition.

     Non-operating expenses for this period rose from 73,000 in 1995 to $155,000 in 1996 as a result of higher net interest expense.

     The provision for taxes was $312,000, up $240,000. The higher provision is based on higher taxable income.

Liquidity and Capital Resources

     On February 12, 1996, the Company acquired all of the outstanding shares of capital stock of Eisaman, Johns & Laws Advertising, Inc. ("EJL"), a California corporation, pursuant to a Stock Purchase Agreement between the Company and the shareholders of EJL. In exchange for 49,512 shares of the common stock of EJL, the Company issued 333,333 shares of its common stock and made an initial cash payment of approximately $4 million. The shares of the Common Stock issued were from the Company's existing authorized capital stock, and the cash was paid out of working capital and additional bank debt. In addition, the Company has agreed to pay EJL shareholders 5% of the combined revenue of the combined entity over the next five years, subject to certain adjustments. The purchase price paid to EJL stockholders will range from a minimum of $12 million to a maximum of $18 million.

     Cash and cash equivalents decreased from $1,729,000 at December 31, 1995 to $675,000 at September 30, 1996. The decrease was the result of cash used in financing the EJL acquisition and the timing cash flows from operations.

     The Company's working capital deficit increased from ($1,564,000) at December 31, 1995 to ($1,895,000) at September 30, 1996. This increase was the result of funds generated from operations and the new bank debt, offset by the $4,000,000 payment to the former shareholders of EJL.

     In the third quarter, the Company lost a significant account serviced by its Houston office. The Company expects that the loss of such account will be primarly offset against corresponding cost reductions in that office.

     Management believes that cash flows from operations, together with funds available under the Company's credit facilities with Chase Bank, will be sufficient to meet the Company's cash needs for its existing business and any potential acquisitions over the next twelve months. As of September 30, 1996, the Company had completely used its existing credit facility. It has since been substantially repaid and is available for future use.

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

PART II OTHER INFORMATION

Item 3.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

(a)               No exhibits
(b) Current Reports on Form 8-K: The Company filed a Current Report on Form 8-K, dated as of February 12, 1996, regarding the acquisition of Eisaman, Johns & Laws Advertising, Inc., which did not include the pro forma financial data pertaining to the acquisition. The Company is currently delinquent in the filing of the pro forma financial data due to unforeseen difficulties in obtaining necessary information from Eisaman, Johns & Laws Advertising, Inc.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    LOIS/USA INC.


Date:    November 14, 1996          By/s/ ROBERT K. STEWART
                                      ---------------------
                                          ROBERT K. STEWART
                                          Executive Vice President
                                          Chief Financial and
                                          Accounting Officer