Form 10KSB
period 1996-12-31
LOIS/USA INC
filed 1997-06-26
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     FOR ANNUAL AND TRANSITION REPORTS TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ________ to ____________

                       Commission file number: 33-83894-NY

                                 LOIS/USA INC.
             (Exact name of Registrant as specified in its charter)

     DELAWARE                                  13-3441962
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization              Identifcation No.)

40 WEST 57TH STREET, NEW YORK, NEW YORK 10019
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (212)373-4700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Indicate by check mark whether Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The registrant had revenues of $23,067,000, in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates of the registrant on May 30, 1997, was $5,632,410 (based on the last trade at $10.00 per share on May 23, 1997). As of May 30, 1997, there were 2,366,692 shares of Common Stock, $.01 par value per share ("Common Stock"), outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

     Lois/USA Inc. (the ACompany") is a full service advertising and marketing communications company operating on a national basis through advertising agencies located in New York, Chicago, Detroit and Los Angeles. Through 1995, the Company operated principally in New York, through its Lois/USA New York, Inc. advertising agency, and in Chicago, through its Lois/USA Chicago, Inc. agency. The Company also had less significant operations on the west coast through the Lois, Colby/LA Agency (ALois/Colby"), which was operated by Lois/USA West, Inc. (AWest"), a wholly-owned subsidiary of the Company. In 1996, the Company expanded its operations through the acquisition of Eisaman, Johns, and Laws Advertising, Inc. (AEJL"), a full service advertising agency with offices in Los Angeles, Chicago, Houston and Detroit. The acquisition of EJL was a part of the Company's ongoing strategy and efforts to increase the size and economies of its operations, as well as to establish operations in other strategically selected locations, through acquisitions, internal expansion or other forms of alliances.

     Cost savings from the combination of the EJL agencies are being implemented, particularly in the areas of real estate leasing and agency administration costs. However, before these cost saving measures could be fully implemented during 1996, the Company incurred non-recurring charges of $3,583,000, including costs resulting from the closing of EJL's Houston office due to the loss of a significant client and salary expenses related to excess staffing. The Company believes that the cost and operating restructuring of the acquired EJL operations will allow it to begin to realize the economies of the combination in 1997 and contribute to a return to profitability.

     From 1991 to 1994, the Company's growth had been constrained by the need to pay interest on a $3.2 million subordinated note (the ASubordinated Note"). Approximately $1,363,000 in net proceeds of a public offering by the Company of 300,000 shares of Common Stock consummated on January 3, 1995 (the AOffering"), together with bank financing obtained by the Company from The Chase Manhattan Bank, N.A. (AChase Bank") concurrently with consummation of the Offering, were used to repay the Subordinated Note, easing the Company's debt service burden and enabling management to take steps to implement the Company's expansion strategy. Concurrently with consummation of the Offering, Chase Bank provided the Company with a secured three-year reducing revolving credit facility (the AReducing Revolving Credit Agreement") of $2 million and increased its line of credit to the Company from $1 million to $2 million. In May 1997, the Company replaced the Reducing Revolving Credit Agreement with a one year $2.5 million line of credit and raised additional capital of approximately $2 million through the private placement of shares of Series A Convertible Preferred Stock. See
Item 6 - AManagement's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

     George Lois, the Company's Co-Chairman and Co-Chief Executive Officer, is a widely respected creative innovator in the field of advertising. Among the successful slogans Mr. Lois has created during his career of over 30 years in advertising are slogans used by the MTV cable television network (AI want my MTV"), Time magazine (AMake Time for Time") and Reebok athletic footwear and clothing (APump up and Air out"). THE WALL STREET JOURNAL has cited two advertising campaigns created by Mr. Lois - one for the Lean Cuisine line of frozen foods (Mr. Lois also created the product name ALean Cuisine") and the other for the newspaper USA Today - among a list of thirteen marketing Amilestones" of the 1980's.

     The Company was formed in 1978 when one of its operating subsidiaries, Lois/USA New York, Inc., was founded as a New York-based advertising agency. In the mid-1980s, the Company's management, led by Mr. Lois and Theodore Veru, the Company's Co-Chairman, Co-Chief Executive Officer and President established the goal of building the Lois firm into a national, full-service communications company with broad-based management and creative capabilities. In late 1987, the Lois firm acquired the personnel, assets and accounts of the Chicago agency of Grey Advertising, Inc. and subsequently changed the name of the agency to Lois/USA Chicago. Since that acquisition, the Chicago agency has grown by expanding its business with its existing clients and acquiring new clients. In 1989, the Lois firm consolidated its media buying services in Chicago. The Company believes it is currently the largest spot broadcast media buyer in the Chicago regional area.

     In addition to planning, creating and placing advertising, the Company offers its clients a broad range of other marketing communication services, including marketing consultation, consumer market research, direct mail advertising, merchandising design and corporate identification services. The Company believes that creating a communications campaign that will effectively deliver the client's advertising message begins with a thorough understanding of the client's business and marketplace. The Company utilizes its research capabilities, which the Company views as one of its strengths, to provide clients with a marketing focus. The Company's research group performs such diversified services as market forecasting, test market sharing, package testing, and product testing. The Company attempts to differentiate its advertising service from those of other advertising agencies by combining the efforts and input of its research, creative, media planning and buying and marketing functions at the earliest stages of an assignment. The Company believes that creative media planning at the early stages of a project is often the key to a successful advertising campaign. The Company further believes that its approach, therefore, increases the chances of successful campaigns and sets it apart from its competitors that generally create advertising campaigns sequentially, first by conducting research, then by creating the advertising, and thereafter by planning the media placement. The Company is also developing new marketing initiatives to better serve its existing clients and to create opportunities to attract new clients.

ACQUISITION OF EISAMAN, JOHNS & LAWS ADVERTISING, INC.

     On February 12, 1996, the Company acquired all of the outstanding shares of capital stock of Eisaman, Johns & Laws Advertising, Inc., a California corporation, pursuant to a Stock Purchase Agreement (the AOriginal Agreement") between the Company and the shareholders of EJL. The Original Agreement provided for the exchange of all of the shares of common stock of EJL for an initial payment of $6 million, comprised of $4 million in cash and $2 million paid through the issuance of 333,333 shares of the Company's common stock. The shares of the Company's common stock were issued from its existing authorized capital stock, and the cash was paid out of working capital and additional bank debt. In addition, the Company was to pay the EJL shareholders 5% of the revenue of the combined EJL operations, over the next five years, subject to certain adjustments. These payments were to be made partly in cash and through the issuance of additional shares of stock. The total purchase price to be paid to EJL stockholders was to range from a minimum of $12.75 million to a maximum of $18.75 million.

     In May 1997, the Company and the former owners of EJL agreed to a revision to the Original Agreement (Athe Revised Agreement"). Under the Revised Agreement, the total purchase price has been reduced to $9.6 million, of which $5.9 million has been paid through December 31, 1996 through cash payments of $4.8 million and the issuance of 189,183 shares of the Company's common stock, and the remaining $3.7 million will be paid, in cash, in varying monthly installments from June 1999 through March 2009. See Note 3 of Notes to Consolidated Financial Statements.


EXPANSION STRATEGY

     The Company's expansion program is intended to provide clients throughout the United States with the advantages of national creative and marketing resources coupled with the immediacy and responsiveness of direct local access to service personnel. In addition, the Company believes that acquisitions provide an efficient and effective method of acquiring both new clients and established creative and media placement functions to serivice them. An acquisition may also add to the Company particular research or creative talents, the benefits of which the Company attempts to maximize by making the resources of each of its agencies' research and creative departments available to projects and clients of other Company agencies. As a result, the personnel from the various agencies will interact on client marketing and advertising projects.

     The Company's expansion strategy has initially been focused on New York, Chicago and Los Angeles. The Company believes that these markets have significant growth potential and that acquisitions in these locations would both add clients and revenues while offering the Company an opportunity to realize economies of scale through the combination of certain functions of the acquired operations with those of the Company's existing operations in those cities. As the first step in this program, in December 1993, the Company formed Lois/USA West (now operating as Lois/EJL Los Angeles) to develop new clients in the western United States and to assist its existing clients in the area. This unit now holds the assets of the acquired Los Angeles office of EJL. EJL's Chicago office was combined with Lois/USA Chicago Inc. and operates as Lois/EJL Chicago. By consolidating these regional offices the Company can take advantage of certain economies of scale through the sharing of existing infrastructures.

     Management believes that the Company's expansion strategy can enable the Company to realize greater creative and management depth, economies of scale, and increased revenues and profitability. In addition, it believes that the widely known ALois" name will have significant value in seeking potential acquisition candidates and that such candidates will be attracted to the Company's reputation for creative and effective advertising, its entrepreneurial management culture, the opportunities the Company offers for personal and business growth, and the absence of numerous levels of management. To maximize the opportunities for economies of scale, the financial and administrative management of the Company's agencies is centralized, to the extent possible, at the Company's headquarters in New York, and a substantial portion of the media buying function for all agencies' clients is conducted by the media buying group in Chicago. The operations of each agency are overseen by the Company's senior management, which sets specific performance goals for each agency, and regularly monitors the agencies' performance through meetings with local management and monthly reporting.

     In investiging a potential acquisition the Company, after identifying the opportunity, will study the agency's business to determine if it is complementary to the Company's existing business and creative philosophies. To reduce both the immediate cash needs and the risk that the Company will significantly overpay for an acquisition, the Company has, and will, generally attempt to negotiate acquisitions that involve the payment of a portion of the total purchase price on a deferred basis based on the post-acquisition performance of the acquired operations. Additionally, the Company attempts to negotiate the payment of a portion of the acquisition price in the form of the issuance of shares of the Company's common stock, and will offer various forms of participation in the Company's Stock Option Plan to key employees as a means of incentivizing future performance.

     There can be no assurance that the Company will be able to successfully complete additional acquisitions. Additionally, although the Company attempts to carefully study all potential acquisitions and plan for their integration into the Company's operations, there can be no assurance that unforeseen circumstances or developments will not cause a particular acquisition to fail to have the desired effects on the Company's financial condition and results of operations.

THE ADVERTISING MARKET

     Total United States advertising spending in 1996 increased by 7.6% over the 1995 level, in part due the effects on advertising expenditures of the presidential election and the Summer Olympics in Atlanta. The 1996 increase came after increases of 7.7% in 1995 and 7.9% in 1994.

     The Company experienced significant growth in 1994 and 1995 as the result of the addition of several large clients and increased spending by existing clients. Similar revenue growth was not experienced in 1996, due in large part to the shift of the Company's focus to the completion of the EJL acquisition and the subsequent assimilation of its operations and implementation of cost reduction steps. Since the completion of those efforts, the Company has reemphasized client growth and has acquired several new clients, incuding Continental Cable, Rio Hotel and Casino, ThermoLase, Ritz Camera Centers and Tourneau Watches. During 1996, the Company's Chicago office was named one of the agencies recommended by the Chevrolet division of General Motors to provide marketing services to its dealer groups. This designation has led to new opportunities, and the Company is already providing creative services to the New York/ Philadelphia Area Market Group.

THE COMPANY'S CREATIVE STRATEGY

     George Lois, the Company's Co-Chairman of the Board and Co-Chief Executive Officer, is a widely acknowledged creative innovator in the field of advertising with over 30 years of experience in the business. Through Mr. Lois' influence, the Company has established a reputation in the advertising industry for creative and effective advertising. Mr. Lois is the only living person to have been named to both the Art Directors Hall of Fame and the Creative Hall of Fame. The Art Directors Hall of Fame, established in 1972 by the Art Directors Club of New York, has 78 honorees. The Creative Hall of Fame, created by the One Club for Art and Copy in 1982, has 700 members, including copywriters and art directors.

     In its creative approach, the Company attempts to distinguish itself from other full service advertising agencies by its relentless pursuit of the Abig idea." The Company's philosophy is that advertising for a client's products or services should generate publicity as well as create product recognition. Accordingly, the Company attempts to develop a selling message that reaches the target audience for the client's product and at the same time becomes familiar to the general public. Ideally, the Abig idea" not only leads to an advertising campaign, but creates various public relations opportunities for the client. For example, on several occasions newspapers, magazines, and radio and television stations have publicized the Company's advertising campaigns as news events. The Company believes that public familiarity with an advertising campaign frequently leads to increased sales of the product or service being advertised. Once it identifies the Abig idea" for a client's product, the Company's creative staff works to support that idea with marketing, research, packaging and logo design and media strategy, and to produce print and broadcast campaigns, sales promotion and direct response advertising to achieve a dramatic response.

     The Company believes that research plays an essential role in the pursuit of the Abig idea." Unlike other advertising agencies of similar size, the Company maintains a research department, with a full-time research librarian, and has the technical capability to conduct many types of research projects, including market forecasting, test-market planning and package and product testing. In addition, the Company has long-term relationships with many well known research firms. The Company believes that research should be result-oriented, and its researchers work closely with the creative, marketing and media departments in developing clients' campaigns.

CLIENTS

     The Company serves a diversified client roster that includes a variety of public and private companies, including clients in the retail, media, pharmaceutical, restaurant, leisure and travel, automotive, packaged goods, financial services, apparel, consulting and technology. Among the Company's current clients are Cadillac Dealer Advertising Association, Chevrolet Dealer Advertising Association, Alberto-Culver Company, American Drug Stores, Car-X Muffler & Brake Shops, First Alert, Kayser-Roth Inc. (makers of No-Nonsense Pantyhose), Minolta Corporation, Pendleton Woolen Mills, Price Pfister, Sandoz Crop Protection, Southern California Gas Company and The Walt Disney Company. The Company's clients include both businesses whose products and services are offered to consumers and those which primarily serve the needs of other businesses.

     The Company currently has more than 70 clients. In 1996, one client represented 11.5% of the Company's consolidated commissions and fees. During 1995, two other clients represented 13% and 12%, respectively, of the Company's consolidated fees and commissions.

     Typically, an advertising agency such as the Company will lose and gain several client accounts in any given year as a result of competition with other agencies. In general, the Company has been able to replace the business represented by clients it has lost, so that the loss of clients has not had a long-term adverse effect upon the Company's financial condition or its competitive position. In 1996, the Company lost a client of the acquired EJL operations shortly after the completion of that acquisition. That client had been the principal source of business for EJL's Houston office, and its loss led to the close of that office. During the later part of 1996 and in January 1997, the Company has gained several new accounts in New York and Chicago which it believes will offset a significant portion of this loss.

SOLICITATION OF NEW BUSINESS

     The Company has been in existence since 1978 and is well known in the advertising community. The Company generally obtains new clients through referrals, by identifying prospects through research into companies whose products and services do not conflict with those of present clients, and by identifying new business opportunities through trade and business sources. The Company solicits prospective accounts through personal contacts by members of the Company's senior management as well as through the efforts of those Company personnel responsible for business development. Each of the Company's agencies has a team of approximately eight individuals responsible for the business development activities of that agency.

     A prospective client's initial step in the process of selecting an advertising agency normally involves the review of credentials submitted by several agencies, followed by meetings between the client and one or more of these agencies. In most cases, advertisers seek creative, marketing and media presentations from a limited number of agencies which reach the final review stage. In soliciting new clients, the Company often incurs expenditures which generally are not reimbursed by the client, even if the Company wins the account. The Company considers the potential revenue from a new account when determining the appropriate level of expenditures for such presentations. These costs are expensed as incurred as opposed to production costs reported in the Company's financial statements as Aexpenditures billable to clients" which represent external costs incurred in connection with production jobs being billed to clients. The period of time required by the Company to obtain a new client and generate revenues from services for the client may range from two weeks to several months.

ACCOUNT AND PROJECT MANAGEMENT

     In order to service its client's perceived creative and marketing needs while remaining within the client's budgetary constraints, the Company designates an account team for each client, supervised by the executive in charge of client services for the particular office. Depending upon the needs of the client, the account team may consist of an account supervisor, one or more account managers and one or more assistant account managers. The account team, working with personnel in media, research, production and other areas, establishes a marketing strategy and advertising campaign for the client. The account managers are responsible for coordinating the product and market research, media and other activities for the client, including the preparation of budget estimates. In addition, the account manager helps to develop effective advertising budgets for the client and acts as a clearing house of information with regard to the client's competition and its advertising needs. When necessary or beneficial, the account team may include, or be assisted by, either members of the Company's senior management or research or creative personnel from another of the Company's agencies.

PRODUCTION OF ADVERTISING

     Generally the Company does not itself produce television and radio commercials. Additionally, the Company may, in some circumstances, utilize outside contractors to perform photography necessary for a client's print advertisement. When the Company directs the work of an outside producer or photographer, its staff directs and supervises the work and the Company bills the client for the actual outside costs, plus a commission. Presently the commission is 17.65% of the outside costs, which represents a rate common in the industry.

MEDIA BUYING

     The Company believes that effective media buying is an essential component of a successful advertising campaign, and that the selection of media for each promotional campaign must be strategically consistent with the client's overall marketing objectives. The Company consistently attempts to achieve cost-effective media buying to provide its clients with the optimal return on their advertising investment. Unlike many of its competitors, the Company involves the media department at the beginning of each advertising campaign. As is typical in the advertising industry, the commissions that the Company receives for the media placement of its clients' advertisements represents the Company's principal source of revenues.

     In 1989, recognizing that the experienced media professionals in the Company's Chicago agency were underutilized, the Company decided to consolidate the majority of the media buying functions of the Company's agencies in Chicago. As a result, while the New York agency continues to maintain a media director and media planners to buy print advertising and to plan media advertising for that agency's clients, most media buying for all of the Company's agencies is now performed by the Chicago department. The consolidation of media buying in Chicago has created a media buying department with substantial experience and extensive knowledge of advertising markets across the United States. Additionally, the consolidation of this function allows the Company to reduce overhead. The Company's clients also benefit from this approach insofar as the single group purchases a higher volume of media space than would be purchased through media buying functions in individual agencies, as a result of which the Company may at times be in a position to obtain more favorable space, time or rates from print or broadcast media suppliers.

     The media group has planning specialists who are assigned to individual client accounts. After a thorough analysis of a client's business, the media planners determine media objectives, develop media strategies to meet these objectives and decide which media will best accomplish these objectives. Actual media buying is performed by a national broadcast buyer, responsible for network television, syndicated shows, cable television and national radio shows; local broadcast buyers, each responsible for spot television, radio and print advertising in individual markets throughout the country, and a support staff with trained local broadcast buying assistants. The Company believes that by having one buyer responsible for all purchases in a given market, the Company generally is able to obtain highly sought-after advertising space and time for its clients. The Company believes that its media buying service gives the Company a competitive advantage over certain other advertising agencies which may contract out media buying functions to an independent media buying service.

     The Company's growth strategy includes the transformation of its media buying department into a full-scale media-buying service, under the name Lois/USA Media. This service will continue to perform the majority of the media buying for the Company's advertising clients and will seek to develop its own clients, which may include businesses(including advertising agencies that do not ahve internal media buying functions) that otherwise are not clients of the Company.

NEW INITIATIVES

     The Company continuously attempts to develop new and innovative services to offer its existing clients and to appeal to new clients. Many of these services are interactive in nature and are designed to appeal to a broad range of actual and potential clients. The following paragraphs describe services which the Company has introduced since 1993.

     YEAR 2K COMMUNICATIONS

     In March 1997, the Company launched Year 2K Communications ("Year 2K"). Year 2K is a full-service marketing communications company specializing in innovative strategies, "new media" and ongoing creative solutions.

     Year 2K's services will include consumer product, destination and image/brand marketing consultation and program development, sales promotions, presence and event marketing, full public relations services, direct mail, online/interactive site development and marketing, collateral and point-of-sale development, plus a full art design and copy writing staff.

     Year 2K is establishing strategic alliances with the entertainment industry participants that will be used to generate attention for its clients' products and services.

     Current Year 2K clients include the Rio Suite Hotel & Casino Las Vegas, The Gas Company in L.A., Kahlua - Allied Domecq, the Disney Company and the Academy of Motion Picture Arts & Sciences.

     LOIS/USA DIRECT!

     In 1993, Lois/USA Direct! was formed as a division of the Company's New York agency to design and implement the Company's direct marketing activities. Such campaigns are undertaken for the dual purpose of generating sales and of increasing consumer awareness of a client's name or products. To date, direct response advertising campaigns have been successfully performed for clients in the financial, hotel, publishing and wine industries.

     ADART

     In 1993, the Company established AdArt in its New York and Chicago agencies. AdArt is a computer graphic center specializing in digital imaging of art and advertising composition. The Company is in the process of expanding this service in its Los Angeles office.

     AdArt has enabled the Company to substantially reduce its use of outside vendors for these composition services, thereby saving the Company's clients as much as 50% of the cost of outside vendors while contributing to the Company's revenues. AdArt has also reduced costs incurred by the Company in the preparation of materials for presentations to prospective clients. The Company intends to keep the AdArt facility current by maintaining state-of-the-art digital imaging equipment which may require expenditures up to $100,000 each year. The Company is also exploring the possibility of offering AdArt's services to third party customers.

     LOIS/USA VENTURES

     The Company has developed a concept known as Lois/USA Ventures (AVentures"). Ventures is made available to certain carefully selected clients that are at an early development stage, during which advertising would be strategically advantageous, but which lack sufficient cash resources to support the desired level of advertising. Through Ventures, the Company provides its creative services to such clients and receives an equity interest in the client as a component of its fee arrangement. The Company's senior management, including Messrs. Lois and Veru, determine whether a candidate qualifies under the Ventures program, looking primarily at the client's potential for success. The program requires clients to pay the Company in cash for all out-of-pocket costs, including media and production costs. As the result of Ventures projects the Company, in 1996, received approximately $15,000 in stock in a publicly traded entity. During 1995, the Company received shares in a private licensing company (valued at $100,000) in exchange for services performed.


     THE NATIONAL BASKETBALL RETIRED PLAYERS ASSOCIATION

     The Company has entered into an agreement with the National Basketball Retired Players Association (the AAssociation") to represent the interests of the Association in pursuing marketing and advertising opportunities. The organization was founded by retired National Basketball Association players to generate resources to help former professional basketball players in need of financial or medical assistance, and to help promote basketball around the world. Under this agreement, the Company is entitled to a percentage of the revenues received by each licensing agreement or other agreement entered into by the Association's members. The exact percentage of revenues to be received by the Company is currently being negotiated with the Association. During 1996, the Association provided members to be used in a promotional campaign for a major drug maker.

     COMPETITION

     The advertising and marketing communications businesses in which the Company is active are highly competitive. Clients may change advertising agencies, generally on 90 days' notice, and may elect to reduce their advertising expenditures at any time for any of many reasons. Advertising agencies of all sizes strive to attract new clients or additional assignments or accounts from existing clients. As a result, the Company must compete with numerous full-service and specialty advertising agencies to maintain existing client relationships and to obtain new clients. In addition, many companies have in-house departments that may handle all or a portion of their advertising requirements.

     Competition in the advertising industry depends to a large extent on the client's perception of the quality of an agency's creative product and media buying capabilities. The Company seeks to develop new clients by presenting examples of advertising campaigns created by the Company and by describing the range of services offered by the Company.

     As the Company has expanded its operations it has had to compete more frequently against larger advertising agencies. The Company competes against most of the 50 largest advertising agencies in the United States, including WPP Group, The Interpublic Group, Omnicom, True North and Saatchi & Saatchi. These larger agencies generally have substantially greater financial resources, more personnel and more extensive facilities than the Company. In addition, many of the agencies with which the Company competes are affiliated with large and diversified multi-national communications firms, enabling them to offer their clients a diverse portfolio of communication services around the world. The Company believes that it has been able to compete effectively on the basis of the quality of its creative product and media buying services, service, personal relationships with clients and reputation. The Company also believes it can compete effectively with larger agencies due in part to the strength of the Company's research and media buying departments. However, there can be no assurance that the Company will be able to maintain its competitive position in the industry as it continues to expand its operations to new markets.

     In some cases, an advertising agency's ability to compete for new clients is affected by the industry policy, which many advertisers follow, of prohibiting their agencies from representing competitors in the same business. As a result, future growth of the Company's client base may have the effect of limiting the Company's potential for securing certain new clients.

     EMPLOYEES

     As of May 30, 1997 the Company had 306 employees, including 274 full time and 32 part-time employees. In addition, the Company hires consultants or independent contractors on an as-needed basis. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company does not own any real property. All of the Company's existing offices are located in leased premises. The Company considers its offices adequate for its present needs. The following table provides data on the leased offices of the Company:

                                  Annual          Approx.          Expiration
Office       Location             Base Rent       Sq. Ft.             Date

New York     40 W. 57th St.       $665,000(1)     22,000       April 30, 2001
Chicago      2200                 $461,000(1)     32,600       March 31, 1998
             Merchandise
             Mart
Chicago      401 N. Michigan      $554,000        21,400       November 30,
             Avenue                                            2000
Los Angeles  5700 Wilshire        $1,247,000      43,300
             Blvd.                (2)                          August 31, 2007
Houston      2121 Sage Road       $196,000(3)     17,600       January 14, 1998


__________________

(1) Subject to escalation based upon the Company's proportionate share of increases in property taxes and operating costs.

(2) At tenant's option, lease may be canceled August 1, 2000 with a cancellation fee of $2,059,306.

(3) Represents the base annual rental for the space leased by the Houston office, which the Company closed in 1996. The Company has reached an agreement with the lessor whereby the rent payable by the Company over the remainder of the lease term will be reduced as the unused space is occupied by another lessee of the lessor. In connection with the closing of the Houston office the Company accrued, in 1996, its estimate of the remaining lease payments net of estimated sub-lease reductions. See Note 3 of Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently engaged in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS.

     There is no current public trading market for the Company's common stock. The Company's common stock has, from time to time, been traded in the over-the-counter market, under the symbol LSUS, and, according to the OTC Bulletin Board, the total volume of such trades in December 1996 was 370,000 shares (a total of 33 trades). The last reported trade, to the Company's knowledge, was on June 11, 1997 at a price of $9.75 per share.

     The Company believes that there are approximately 35 holders of record of its Common Stock as of May 30, 1997.

     The Company has never paid a dividend on its common stock and does not expect to pay dividends in the near future. In addition, the terms of the Company's bank credit facility prohibit the Company from paying dividends on its Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND  RESULTS OF OPERATIONS.

     The following discussion of the Company's historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere herein.

GENERAL

     The level of an advertising agency's business depends not only on the number of its client accounts but also on the volume of spending by each client. During periods of economic difficulty, advertisers will tend to reduce their advertising and marketing budgets, creating fewer revenue opportunities for advertising agencies such as the Company.

     Total United States advertising spending in 1996 increased by 7.6% over the 1995 level in part due to the effects on advertising spending of the presidential election and the Summer Olympics in Atlanta. The 1996 increase comes after increases of 7.7% in 1995 and 7.9% in 1994.

     Commissions charged on media purchases for clients are the primary source of revenues for the Company. Commission rates are not uniform and are negotiated with each client. In accordance with industry practice, the media source typically bills the Company for the time or space purchased and the Company bills its client for this amount plus the commission. The Company then remits the net media charge to the media source and retains the balance as its commission. Some clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its clients for the actual charge billed by the media source plus an agreed upon fee. The Company generally requires that payment for media charges be received from the client before the Company will make payments to the media. Occasionally the Company, like other advertising agencies, is at risk in the event that its client is unable to pay the media charges, as the Company may remain liable to the media source. To date, the Company has not experienced any material losses due to failure of clients to pay media charges.

     The Company currently has approximately 70 clients. In 1996, the Company's largest client represented 11.5% of the Company's consolidated commissions and fees. During 1995, two clients represented 13% and 12%, respectively, of the Company's consolidated fees and commissions. See "Business -- Clients."

     The Company also receives fees from clients for research and for planning, placing and supervising work done by outside contractors in the preparation of finished print advertising and the production of television and radio commercials. In these instances, the Company generally bills its clients for the cost of production, plus a service fee. In addition, the Company derives income from the creation and publication of brochures and similar collateral materials for clients.

     The Company's business operations are not seasonal; however, based upon individual client expenditures, significant quarter to quarter fluctuations in billings and operating results may occur.

     The Company's growth strategy includes the acquisition of existing advertising agencies (see "Business--Expansion Strategy.") In February 1996, the Company acquired EJL, an advertising agency with offices in Los Angeles, Chicago, Houston and Detroit. Cost savings from the combination of the EJL agencies are being implemented, particularly in the areas of real estate leasing and agency administration costs. However, the Company incurred non- recurring charges of $3,583,000 in 1996, including costs resulting from closing of EJL's Houston office due to the loss of a significant client, and salary expenses related to excess staffing.

     Prior to 1995, the Company's growth had been constrained by the need to pay interest on the $3.2 million Subordinated Note. The net proceeds of the Company's 1995 public offering, together with bank borrowings obtained by the Company from Chase Bank concurrent with consummation of the offering, were used to repay the Subordinated Note, easing the Company's debt service burden and enabling management to take steps to implement the Company's expansion strategy.

     The Company experienced a significant net loss in 1996, in part due to the charges related to the EJL acquistion. At December 31, 1996, the Company had a stockholders' deficit and negative working capital. However, in the first quarter of 1997 the Company has operated profitably, due to an increase in revenues from the addition of new clients and the reduction in operating costs through the restructuring of the acquired EJL operations, and has reduced its future obligations for payments to the former owners of that company. Additionally, since December 31, 1996, the Company has obtained additional working capital of approximately $2 million through the issuance of Series A Convertible Preferred Stock and has obtained a replacement bank line of credit. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 COMPARED TO
YEAR ENDED DECEMBER 31, 1995.

     The Company incurred a net loss of $5,224,000 for the year ended 1996 compared to net income of $718,000 for 1995. This loss is primarily attributed to the effects of the EJL acquisition.

     Revenues from commissions and fees were $23,067,000 in 1996 compared to $16,035,000 during 1995. The $7,032,000 increase in revenue was principally attributable to the inclusion of EJL's revenues from February 16, 1996, the date of the purchase. EJL's revenues since that period were $9,251,000. In 1995, EJL earned revenues of $16.4 million during the same period; the decline in 1996 is attributable to the loss of clients, mainly the principal client of EJL's Houston office. The decline in revenue of Lois is attributable to decreased spending in 1996 by existing clients.

     Total operating expenses increased from $14.7 million in 1995 to $27.7 million in 1996, and represented 91.9% of revenues in 1995 compared with 119.9% of revenues in 1996. The principal reasons for the increase, in both dollars and as a percentage of revenues, were the non-recurring EJL related charges of $3,583,000 in 1996, and 1996 increases in depreciation and amortization (including the amortization of goodwill) totaling $1,170,000. The higher depreciation and amortization in 1996 is a direct result of the acquisition of EJL.

     Exclusive of non-recuring charges and the non-cash depreciation and amortization, operating expenses were 98.0% of revenues in 1996 compared to 90.0% of revenues in 1995. The increase is primarily attributable to an increase in salaries and related costs, from 62.3% of revenues in 1995 to 70.3% of revenues in 1996. This increase reflects certain additional senior management positions added after the EJL acquisitions.

     Interest expense increased from $138,000 in 1995 to $232,000 in 1996 as the result of higher levels of outstanding debt. The Company's total borrowing increased in 1996 principally from the Company's use of bank borrowings to obtain the net cash needed to complete the EJL acquisition.

     The provision for income taxes fell to $307,000 for the year ended 1996 as compared to $390,000 for the year ended 1995. The 1996 provision is comprised of state and local taxes. No benefit was recorded for the Company's loss in 1996. Approximately $5,000,000 of net operating loss carryforwards are available to offset future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's 1996 net loss and its acquisition of EJL, caused an increase in the Company's negative working capital, from $3,560,000 at December 31, 1995 to $14,321,000 at December 31, 1996. The increase in the working capital deficit resulted principally from an increase in accounts payable, accrued expenses, and advance billings, which result from the Company's operations, a bank overdraft, which was used to finance a portion of the 1996 net loss and the cash EJL acquisition payments, and increases in the short-term borrowings and lease related accruals, which result from the financing or recording of the EJL acquisition.

     On January 3, 1995, the Company consummated a registered direct placement public offering of 300,000 shares of Common Stock at a price of $6.00 per share. The gross proceeds of $1,800,000 were reduced by seller's commissions of $108,000 and other professional fees and expenses of $329,000. These net proceeds, along with bank borrowing of $2,000,000, were used to repay, in full, the Company's $3,200,000 Subordinated Loan.

     Also in connection with the Company's 1995 direct public offering, the Company established a $2 million reducing revolving credit facility under the Reducing Revolving Credit Agreement with Chase Bank. Upon consummation of the offering, the Company borrowed $2,000,000 under the Reducing Revolving Credit Agreement. These funds, together with the net proceeds of the Offering, were used to repay the Subordinated Note. Amounts outstanding under the Reducing Revolving Credit Agreement bore interest at the highest rate determined with reference to one of several fluctuating rate bases. The current interest rate under the credit facility is 10%. In addition to quarterly amortization required under the reducing revolving credit facility, the Company was required to prepay amounts outstanding under the Reducing Revolving Credit Agreement equal to 100% of Excess Cash Flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of Excess Cash Flow above $300,000 for any year. Excess Cash Flow is defined as the actual cash flow of the Company less 110% of debt amortization.

     Borrowings under the Reducing Revolving Credit Agreement were secured by all of the assets of the Company's operating subsidiaries, a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and an assignment in favor of Chase of the key man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

     Concurrent with the acquisition of EJL in February 1996, the Company entered into an amendment to the Reducing Revolving Credit Agreement with Chase Bank. Under the amended Reducing Revolving Credit Agreement the loans which originally matured on December 31, 1997, were extended to June 30, 1999. In addition, the facility was increased to approximately $3.8 million. The February 1996 amendment required amortization payments to reduce the principal balance and the amount available to be borrowed by approximately $250,000 each quarter commencing in the second quarter of 1996.

     At December 31, 1996, $1,253,000 of the credit facility was available. An additional $2 million, of which $150,000 is being used to support a contingent letter of credit securing the Company's New York lease, was available under a separate line of credit obtained from Chase Bank. However, as the result of certain defaults with respect to covenants in the agreements, Chase Bank had, at December 31, 1996, suspended the Company's right to obtain additional borrowings under the agreements. Subsequent to December 31, 1996 the Company repaid all amounts outstanding, and in May 1997, Chase extended a new $2.5 million one-year line of credit to the Company. See Note 6 of Notes to Consolidated Financial Statements.

     Concurrent with the issuance of the Subordinated Note in 1991, the Company gave stock purchase warrants (the "Warrants") to Trigger Associates, the purchaser of the Subordinated Note, and Sands Brothers, the placement agent, (collectively the AWarrant Holders") which provide for the purchase of an aggregate of 591,667 shares of the Company's common stock at an aggregate price of $2,500 per share. The Warrants entitled the Warrant Holders to require the Company to purchase all of the Warrants on December 31, 1996 for a purchase price of $2,439,000. For accounting purposes, the purchase price was being accreted over the life of the Warrants (5 years). In December 1994, the Company, George Lois and Theodore Veru entered into an agreement (the ADecember Agreement") with the Warrant Holders for the Company to purchase the Warrants upon consummation of the Company's Offering for total consideration of 100,000 shares of Common Stock. In addition, the Company agreed to repay, and repaid, the Subordinated Note upon consummation of the Company's offering. Under the December Agreement, George Lois and Theodore Veru each agreed to transfer 62,500 shares of Common Stock to the Warrant Holders for total consideration of $1,250 upon consummation of the Company's Offering. The value of the Warrants exchanged for a total of 225,000 shares (including the 125,000 shares to be transferred to the Warrant Holders by Messrs. Lois and Veru) at $6.00 per share is $1,350,000. This amount (which was fully accreted as of December 31, 1994) was reflected as Additional Paid-in Capital as of the date of consummation of the Offering. The transactions described above pursuant to the December Agreement were consummated on January 3, 1995.

     The Company acquired EJL in February 1996. Under the Original Agreement, the Company was to be required through February 2001 to make annual additional purchase price payments to the sellers equal to 5% of the revenues of the acquired operations, subject to certain adjustments, up to a maximum of $12,000,000. Payments were to be made 75% in cash and 25% through the issuance of shares of the Company's common stock. A minimum payment of $1,750,000 was required, and made, in 1996, the cash portion of which ($811,000) was financed with the bank overdraft. In May 1997, the Company and the former owners of EJL agreed to a revision to the Original Agreement. Under the Revised Agreement, the total purchase price has been reduce to $9.6 million, of which $5.9 million has been paid through December 31, 1996 through cash payments of $4.8 million and the issuance of 189,183 shares of common stock, and the remaining $3.7 million will be paid in cash in varying monthly installments from June 1999 through March 2009. Accordingly, the acquisition of EJL will not place demands on the Company's capital resources until 1999.

     In May 1997, the Company raised additional capital of approximately $2 million through the private placement of 2,160 shares of Series A Convertible Preferred Stock (the "Series A Stock"). The Series A Stock accrues annual dividends of $100 per share, which will reduce the net income attributable to the Company's common stock, and related earnings per share, beginning in the second quarter of 1997. However, the holders of 1,375 shares of the Series A Stock have elected to receive dividends, for the first year, in the form of shares of the Company's common stock, valued at the rate of $6.50 per share. Therefore, assuming no conversions, the Series A Convertible Preferred Stock will only require cash dividends of approximately $393,000 in 1997. The Series A Convertible Preferred Stock may be converted, at the Company's option, into shares of the Company's common stock, at a conversion price of $6.50 per share, beginning September 16, 1997.

     The Company's growth strategy includes the acquisition of existing advertising agencies. Although the Company currently has no specific acquisition plans or commitments, any future acquisitions may require material capital expenditures or commitments that could place significant constraints on future working capital. As a result, and to reduce both the immediate cash needs and the risk that the Company will significantly overpay for an acquisition, the Company has, and will, generally attempt to negotiate acquisitions that involve the payment of a portion of the total purchase price on a deferred basis based on the post-acquisition performance of the acquired operations. Additionally, the Company attempts to negotiate the payment of a portion of the acquisition price in the form of the issuance of shares of the Company's common stock, and will offer various forms of participation in the Company's Stock Option Plan to key employees as a means of incentivizing future performance.

     The Company believes that cash flows from operations, together with funds available under the Company's credit facility with Chase Bank, and the working capital obtained from the issuance of the Series A Stock will be sufficient to meet the Company's cash needs for its existing business and any potential acquisitions over the next twelve months.

OTHER

     Inflation has not had any material impact on the commissions and fees of the Company for the years ended December 31, 1994, 1995, or 1996.

     The Company does not utilize futures, options or other derivative financial instruments.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements are submitted in Item 13 on this Form 10-K.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following set forth the executive officers and directors of the company:


NAME                         Age                         Title

George Lois                  65               Co-Chairman of the Board,
                                              Co-Chief Executive Officer and
                                              Director

Theodore Veru                69               Co-Chairman of the Board,
                                              Co-Chief Executive Officer,
                                              President and  Director

Dennis Coe                   49               Executive Vice President and
                                              Director

Mike de Maio                 43               Executive Vice President and
                                              Chief Operating Officer

Edwin Holzer                 63               Chairman and Chief Executive
                                              Officer of Lois/EJL Chicago

Dean Laws                    52               Executive Vice President

Robert Stewart               42               Chief Financial Officer,
                                              Treasurer and  Secretary

John Hatsopoulos             62               Director

David DeBusschere            56               Director

Dennison Veru                36               Director

     The Company's Amended and Restated By-laws provide that directors are to be elected to serve until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The board currently consists of five members. The Company has established an Audit Committee and a Compensation Committee. A majority of the directors on each such committee are disinterested persons.

     GEORGE LOIS is Co-Chairman of the Board of Directors, Co-Chief Executive Officer and Worldwide Creative Director of Lois/USA Inc. and holds similar positions in all of the Company's agencies. Mr. Lois is regarded as one of the premier art directors in the United States. He is the founder of the Company and a member of the Art Directors Hall of Fame and Creative Hall of Fame. Prior to forming the Company in 1978, he was a principal of the Lois Holland Calloway agency for ten years. He has authored several books, one of which, THE ART OF ADVERTISING, has been frequently cited as an authoritative text on the subject of mass communication.

     THEODORE (TED) VERU is Co-Chairman of the Board of Directors and Co- Chief Executive Officer and is charged with overseeing all business aspects of the Company and its subsidiaries. Mr. Veru has been associated with the Company since 1985. He holds similar positions in all of the Company's agencies. Prior to joining the Company, he held various executive positions with Publicker International, Schenley and Lever Brothers.

     DAVID DEBUSSCHERE became a Director of the Company in August 1994. Mr. DeBusschere is currently Executive Vice President, Corporate Development of Williamson, Picket, Gross, Inc., a real estate company. Mr. DeBusschere is the former Executive Vice President of the New York Knicks and former Commissioner of the American Basketball Association. As a professional basketball player, Mr. DeBusschere was voted to the NBA's All-Defensive Team for six years and to the NBA's All-Star Team for eight years.

     JOHN HATSOPOULOS became a Director of the Company in August 1994. Mr. Hatsopoulos has been Chief Financial Officer and Executive Vice President of Thermo Electron Corporation since 1988. He is also Vice President and Chief Financial Officer of the following of Thermo Electron Corporation's public subsidiaries: Thermedics Inc., Thermo Fibertek Inc., Thermo Instrument Systems Inc., Thermo Power Corp., Thermo Process Systems, Inc., ThermoTrex Corp., Thermo Remediation Inc., and Thermo Cardiosystems Inc. Mr. Hatsopoulos is also a member of the board of directors for Thermo Instrument Systems Inc., Thermo Power Corp., ThermoTrex Corp., Thermo Process Systems Inc., and Thermo Fibertek Inc. In addition, Mr. Hatsopoulos is a director of Lehman Brothers Fund, Inc., a member of the Board of Directors of the American Stock Exchange, Inc. and a member of the Board of Governors of the Regency Whist Club in New York.

     DENNISON VERU became a Director of the Company in August 1994. Since November 1992, Mr. Veru has been associated with Awad & Associates, an investment management firm, and was recently appointed President of Awad & Associates. Prior to that time, he was Executive Vice President with Smith Barney Harris Upham from February 1990 to November 1992. From December 1984 to February 1990 he held various positions with Drexel Burnham Lambert, including Vice President. Dennison Veru is the son of Theodore Veru.

     DENNIS R. COE is an Executive Vice President and Director of Lois/USA Inc. and is President and Chief Executive Officer of Lois/EJL Los Angeles. Mr. Coe joined EJL's marketing department in 1974 and served as a Divisional President from 1985 to 1990. Mr. Coe has been a member of EJL's Board of Directors since 1987. Mr. Coe was elected Corporate Co-President of EJL in May 1990.

     MICHELE (MIKE) DE MAIO is an Executive Vice President and Chief Operating Officer of Lois/USA Inc. and is President

     of Lois/EJL Chicago. Mr. de Maio joined EJL as an account executive in the Chicago office and has been General Manager of EJL Chicago since 1984.

     EDWIN HOLZER is Chairman and Chief Executive Officer of Lois/EJL Chicago. He has served as President and Managing Director of Lois/USA Chicago since 1987 when the Company acquired the agency, and had held the same position with the agency under its control by Grey Advertising since 1971.

     DEAN R. LAWS is an Executive Vice President and Director of Lois/USA Inc. and Chairman of Lois/EJL Los Angeles. Mr. Laws joined ELJ in 1973 and became Corporate Co-President in 1990. He has been a member of the EJL Board of Directors since 1987

     ROBERT K. STEWART is an Executive Vice President and the Chief Financial Officer, Treasurer and Secretary of the Company, positions he has held since he joined the Company in 1992. He is a Certified Public Accountant.


                                    PART III

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding compensation paid to the Company's Co-Chief Executive Officers and to each of the most highly compensated executive officers of the Company whose salary and bonus for 1996 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation

Name and Principal                        Salary         Bonus     All Other
    Position                 Year           ($)           ($)      Compensation

George Lois                  1996          325,000         -        26,233(1)
Co-Chief Executive           1995          295,000                  26,233(1)
Officer                      1994          350,000         -(2)

Theodore Veru                1996          325,000         -        45,005(1)
Co-Chief Executive           1995          275,000                  45,005(1)
Officer, President           1994          250,000         -(2)     45,005(1)
and  Secretary

Edwin Holzer                 1996          300,000       50,000     54.923(1)(3)
President/Managing           1995          275,000       50,000     54,923(1)(3)
Director of                  1994          250,000         -        54,923(1)(3)
Lois/USA Chicago

Dean Laws                    1996(4)       325,000         -        60,435(5)
Executive Vice
President

Dennis Coe
Executive Vice               1996(4)       325,000         -        56,235(5)
President


-------------------------

(1)     Includes in 1994, 1995 and 1996, $3,501, $40,005, and $21,233,
        respectively, of insurance premiums paid by the Company on behalf of each of Messrs. Lois, Veru and Holzer, respectively, and $5,000 in medical expenses paid by the Company in each year on behalf of each of Messrs. Lois, Veru and Holzer.

(2) Both of Messrs. Lois and Veru waived bonuses of $25,000 which each was entitled to receive in 1994, under his respective employment agreement.

(3) Includes payments of $46,422 in each of 1994, 1995 and 1996 pursuant to a plan created for Mr. Holzer.

(4) Messrs. Law and Coe joined the Company in February 1996, prior to which both were principals of EJL. Each has a five-year employment agreement at a salary of $325,000 per annum.

(5) Other compensation consists of medical expenses, life insurance and car allowances paid on behalf of each individual.

     Prior to 1997, the Company did not pay cash compensation to its non-employee directors. However, such directors were entitled to reimbursement of expenses for attending Board meetings. Effective April 1997, each non-employee director will receive $1,000 for each Board meeting attended, as well as $500 for each committee meeting (Compensation and Audit Committees).

Executive Compensation

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of Mr. Lois and Mr. Veru. Each of the original employment agreements expires on December 31, 1999 and provides for an option to renew the employment agreement for an additional five years at the discretion of the Board of Directors. Each employment agreement provides that upon termination of the agreement, other than for cause, the Company will enter into a consulting arrangement with Mr. Lois and Mr. Veru, as applicable, for a period of five years, pursuant to which each of Mr. Lois and Mr. Veru will be paid 50% of his previous base salary.

     As compensation for the services to be rendered under their employment agreements, for 1997 Mr. Lois and Mr. Veru are each currently paid an annual base salary of $350,000. Under each agreement, the Board of Directors is to review the employee's salary at least annually and the salary amounts may be increased at its discretion. Each of Messrs. Lois and Veru may receive an annual bonus to be determined by the Board of Directors based upon financial objectives set by the Board. Each employment agreement (i) includes a three- year non-competition provision and (ii) provides that, in the event of the employee's death, in addition to all compensation earned by the employee, the employee's beneficiary will receive monthly payments for one year thereafter based on the employee's annual compensation at the rate in effect at the time of death. In addition, Mr. Lois is provided with limousine service or other ground transportation and Mr. Veru is provided with a car. The Board of Directors of the Company recently voted to extend the Company's employment agreements with Messrs. Veru and Lois to December 31, 2001.

     Edwin Holzer has entered into an employment agreement with Lois/USA Chicago effective as of January 1, 1995. The employment agreement currently expires on December 31, 1999. Lois/USA Chicago has the right to renew the agreement for additional one-year terms by giving Mr. Holzer written notice of its intention to renew not later than 120 days prior to the end of the initial term or any renewal term. Mr. Holzer is paid an annual base salary of $300,000. In addition, Mr. Holzer will receive compensation of $150,000 to be earned in three equal annual installments beginning January 1, 1995. Mr. Holzer may request an advancement of such $150,000 prior to it being earned. In the first year of the agreement, Mr. Holzer received an option to purchase a minimum of 5,000 shares of the Company's Common Stock at $6.00 per share, the initial offering price in the Company's 1995 offering. Mr. Holzer is entitled to receive an annual car allowance of $10,000, annual club membership dues of $3,000 and the annual cost of the Company's executive medical plan not to exceed $4,000 per annum. The employment agreement includes a two-year non-competition provision.

     In addition, as part of Mr. Holzer's compensation the Company created a plan only for Mr. Holzer's benefit under which payments totaling $185,686 vested in Mr. Holzer as of December 31, 1992. Under the plan, the Company paid Mr. Holzer four payments of $46,422 each, with the final annual installment under this plan paid in March 1996.

     Concurrent with the acquisition of EJL, the Company entered into five- year employment agreements with four of the senior EJL executives. These agreements provide for compensation of $325,000 per year for each of Dean Laws and Dennis Coe, $300,000 per year for Mike de Maio, and $215,000 per year for Mike Waterkotte. The agreements are renewable upon the mutual agreement of the parties. Bonuses are discretionary. Upon termination of the employment agreements with Messrs. Laws, Coe and de Maio each will enter into consulting agreements, which require minimum service to be provided for a five year term, with compensation to each executive of $100,000 per year.

401(K) PLAN

     The Company has established the Lois/USA Inc. 401(k) Profit Sharing Plan (the A401(k) Plan"). The 401(k) Plan is a qualified profit sharing plan and salary deferral program under the Federal tax laws and is administered by the Company. Individuals who were employed by the Company on the effective date of the 401(k) Plan and who had attained age 21 were immediately eligible to participate; other employees of the Company and its participating subsidiary corporations are eligible to participate in the 401(k) Plan on the first January 1 or July 1 following completion of one year of service and attainment of age
21. Participants may defer from 1% to 12% of their total salary (including bonuses and commissions) each pay period through contributions to the 401(k) Plan. The Company may, at its discretion, make contributions to the 401(k) Plan each year which match in whole or in part the salary deferral contributions of the participants for such year. To date the Company has made no contributions to the 401(k) Plan. All salary deferral and Company matching contributions are credited to separate accounts maintained in trust for each participant and are invested, at the participant's directive, in one or more of the investment funds available under the 401(k) Plan. All account balances are adjusted at least annually to reflect the investment earnings and losses of the trust fund.

     Each participant is fully vested in his or her accounts under the 401(k) Plan. Distributions may be made from a participant's account upon termination of employment, retirement, disability, death or in the event of financial hardship (with a 10% penalty) or attainment of age 59-1/2. Participants may also obtain loans from the 401(k) Plan secured by their account balances. Distribution of accounts are in the form of a lump-sum payment.

     The Company also maintains the 401(k) plan and a non-contributory profit sharing plan for the benefit of the former EJL employees. The Company, under the terms of the 401(k) plan, is required to match 25% of employee contributions. These amounts vest over a six-year period. During 1996, the amount of Company contributions were $98,733. Management of the Company is currently in the process of combining the Lois and EJL plans.

STOCK OPTION PLAN FOR EXECUTIVE OFFICERS AND DIRECTORS

     The Company's 1994 Stock Option Plan for Executive Officers and Directors of Lois/USA Inc. (the AStock Option Plan") was adopted by the Company's Board of Directors in December 1994. A total of 200,000 shares of Common Stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers of the Company or any of its subsidiary. As of May 30, 1997, 130,250 options are outstanding under the Stock Option Plan.

     The Stock Option Plan is administered by the Compensation Committee, which consists of at least two disinterested directors. The Stock Option Plan requires that the members of the Stock Option Committee be Adisinterested persons" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as from time to time amended, under the Exchange Act. The Compensation Committee has the authority, within limitations as set forth in the Stock Option Plan, to establish rules and regulations concerning the Stock Option Plan, to determine the persons to whom options may be granted, the number of shares of Common Stock to be covered by each option, and the terms and provisions of the option to be granted. In addition, the Compensation Committee has the authority, subject to the terms of the Stock Option Plan, to determine the appropriate adjustments in the terms of each outstanding option in the event of a change in the Common Stock or the Company's capital structure.

     Options granted under the Stock Option Plan may be either incentive stock options (AISO's") within the meaning of Section 422 of the Internal Revenue Code, or non-qualified stock options (ANQSO's"), as the Stock Option Committee may determine. The exercise price of an option will be fixed by the Compensation Committee on the date of grant, except that (i) the exercise price of an ISO granted to any individual who owns (directly or by attribution) shares of Common Stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Company (a A10% Owner") must be at least equal to 110% of the fair market value of the Common Stock on the date of grant and (ii) the exercise price of an ISO granted to any individual other than a 10% Owner must be at least equal to the fair market value of the Common Stock on the date of the grant. Any options granted must expire within ten years from the date of grant (five years in the case of an ISO granted to a 10% Owner). Shares subject to options granted under the Stock Option Plan which expire, terminate or are canceled without having been exercised in full become available again for option grants. No options shall be granted under the Stock Option Plan more than ten years after the adoption of the Stock Option Plan.

     Options are exercisable by the holder subject to terms fixed by the Compensation Committee. No option can be exercised until at least six months after the date of grant. However, an option will be exercisable immediately upon the happening of any of the following (but in no event during the six-month period following the date of grant or subsequent to the expiration of the term of an option): (i) the holder's retirement on or after attainment of age 65;
(ii) the holder's disability or death; (iii) the occurrence of such special circumstances or events as the Compensation Committee determines merits special consideration. Under the Stock Option Plan, a holder may pay the exercise price in cash, by check, by delivery to the Company of shares of Common Stock already owned by the holders or with respect to NQSOs and, subject to approval of the Compensation Committee, in shares issuable in connection with the options, or by such other method as the Compensation Committee may permit from time to time.

     Options granted under the Stock Option Plan will be non-transferable and non-assignable; provided, however, that the estate of a deceased holder may exercise any options held by the decedent. If an option holder terminates employment with the Company or service as a director of the Company while holding an unexercised option, the option will terminate immediately, but the option holder will have until the end of the tenth business day following his or her termination of employment or service to exercise the option. However, all options held by an option holder will terminate immediately if the termination is for cause.

     The Stock Option Plan may be terminated and may be modified or amended by the Compensation Committee or the Board of Directors at any time; provided, however, that (i) no modification or amendment either increasing the aggregate number of shares which may be issued under options, increasing materially the benefits accruing to participants under the Stock Option Plan, or materially modifying the requirements as to eligibility to receive options will be effective without stockholder approval within one year of the adoption of such amendment and (ii) no such termination, modification or amendment of the Stock Option Plan will alter or affect the terms of any then outstanding options without the consent of the holders thereof. The Compensation Committee may cancel or terminate an outstanding option with the consent of the holder and grant an option for the same number of shares to the individual based on the then fair market value of the Common Stock, which may be higher or lower than the exercise price of the canceled option.

DIRECTORS' PLAN

     The Company's Non-Qualified Stock Option Plan for Non-Employee Directors (the ADirectors' Plan") was adopted in December 1994. A total of 100,000 shares of Common Stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the automatic one-time grant of non-qualified options to non-employee directors. Under the Directors' Plan, a non-qualified stock option to purchase 10,000 shares of Common Stock is automatically granted to each non-employee director of the Company, in a single grant effective as of January 3, 1995 (the date of consummation of the Company's Offering) or, if later, the time the director first joins the Board of Directors. The Directors' Plan authorizes grants of options up to an aggregate of 100,000 shares of Common Stock. The exercise price per share is the fair market value of the Company's Common Stock on the date on which the option is granted (the AGrant Date"), which equals $6.00 per share in the case of the initial grants to Mr. Hatsopoulos, Mr. DeBusschere and Mr. Dennison Veru. The options granted pursuant to the Directors' Plan vest at the rate of one-third each year from the date elected to the Board. Options granted pursuant to the Directors' Plan expire ten years from their Grant Date. The Directors' Plan is administered by the Compensation Committee. The Compensation Committee has the authority, subject to the terms of the Directors' Plan, to determine the appropriate adjustments in the event of a change in the Common Stock or the Company's capital structure, and to perform other administrative functions. The Director's Plan permits the exercise of options upon the occurrence of certain events and upon termination of a director's service as a director (other than for cause), without regard to the three year schedule described above, under circumstances similar to those provided in the Stock Option Plan. The Directors' Plan may be terminated, under circumstances similar to those provided in the Stock Option Plan.

     The following table shows the number of shares as to which options were granted in 1996 to each director or executive officer under the Stock Option Plan and the Directors' Plan:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                               Individual Grants

                         Number of           Percent of Total
                         Securities           Options/SARs
                         Underlying            Granted to            Exercise or
                         Options/SARs         Employees in            Base Price           Expiration
Name                     Granted (#)           Fiscal Year              ($/Sh)                Date


George Lois               50,000                   41.58%                $6.00             June 4, 2006
Co-Chief Executive
Officer and Co-
Chairman of the Board

Theodore D. Veru          50,000                   41.58%                $6.00             June 4, 2006
Co-Chief Executive
Officer, Co-Chairman
of the Board,
President and Secretary

Robert Stewart             5,000                    4.16%                $6.00             June 4, 2006
Executive Vice
President and
Assistant Secretary


            AGGRREGATED FISCAL YEAR SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                   Number of
                                                                   Securities
                                                                   Underlying
                                                                   Unexercised
                                                                   Options at               Value of Unexercised in-
                                                                   Fiscal Year-             the-Money Options at
                                                                   End (#)                  Fiscal Year-End ($)
                    Shares Acquired                                Exercisable/             Exercisable/
Name                on Exercise (#)      Value Realized ($)        Unexercisable            Unexercisable(1)

George Lois                0                  $ 0                    50,000/0                 200,000/0
Theodore D. Veru           0                    0                    50,000/0                 200,000/0
Robert Stewart             0                    0                    5,000/5,000             20,000/20,000
Edwin  Holzer              0                    0                    3,333/1,667              13,332/6,668

----------------------------

(1) Value at December 31, 1996 based upon the last reported trade of $10 per share. See AMarket for Common Equity and Related Matters."

ITEM 14.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of May 30, 1997, (i) by each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the Company's current directors, (iii) by each of the executive officers named in the Summary Compensation Table above and (iv) by all current directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner is 40 West 57th Street, New York New York


                                          SHARES BENEFICIALLY OWNED

                                     Amount and
                                      Nature of
                                     Beneficial           Percent of
Name                                 Ownership                Class

George Lois                          875,000(1)             34.62%
Theodore D. Veru                     885,000(1)              35.02%
Dean Laws                              55,816                2.21%
Dennis Coe                             55,816                2.21%
Mike de Maio                           31,819                1.26%
Robert Stewart                        10,000(3)                *
David DeBusschere                     10,000(2)                *
John Hatsopoulos                      10,000(2)                *
Dennison Veru                         20,000(2)                *
Edwin Holzer                           5,000(3)                *
Trigger Associates, L.P.             162,500                 6.43%
All directors
and executive                      1,957,191                77.45%
officers  as group (10 persons)

------------------------------

*       Less than 1%

(1) Includes 50,000 shares issuable upon exercise of options to purchase shares of Common Stock granted under the Stock Option Plan.

(2) Represents shares issuable upon exercise of options to purchase 10,000 shares of Common Stock granted under the Director's Plan.

(3) Represents shares issuable upon exercise of options to purchase shares of Common Stock granted under the Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

                    INDEX                                              Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-1
CONSOLIDATED BALANCE SHEETS                                             F-2
CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)                                                        F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-9 - F-20

     (a)(2) Exhibits. Reference is made to the Exhibit Index, which is found on page __ of this Form 10-KSB.

     (b) Reports on Form 8-K.

         None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Lois/USA Inc.:

We have audited the accompanying consolidated balance sheets of Lois/USA Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995 as restated - see Note 2, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lois/USA Inc. and subsidiaries as of December 31, 1996 and 1995 as restated, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



New York, New York
June 17, 1997


                         LOIS/USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                     (000'S OMITTED, EXCEPT FOR SHARE DATA)

               ASSETS                        (As Restated)
                                              December 31,         December 31,
                                                 1995                 1996
CURRENT ASSETS:
Cash and cash equivalents                        $    1,729          $   567
Accounts receivable, net                             19,527           21,788
Expenditures billable to clients                      1,388            1,702
Other current assets                                    626              470
     TOTAL CURRENT ASSETS                            23,270           24,527

PROPERTY AND EQUIPMENT, AT COST:                      2,079            2,948
Less-accumulated depreciation and                    (1,747)          (2,112)
   amortization
     NET PROPERTY AND EQUIPMENT                         323              836

OTHER ASSETS:
Deferred financing costs, net                           212              350
Goodwill, net                                           325           18,118
Other assets                                             51              165
     TOTAL OTHER ASSETS                                 588           18,633

            Total assets                          $  24,190        $  43,996

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank overdraft                                    $     -          $   2,865
Accounts payable                                     26,609           29,285
Accrued expenses                                        221            1,423
Bank loan                                               -              1,580
Advanced billings                                       -              2,362
Lease related reserves - current                        -              1,333
   TOTAL CURRENT LIABILITIES                         26,830           38,848

OTHER LIABILITIES:
Deferred payouts                                         46               -
Lease related reserves                                  -               4,834
Equity subject to put rights                            -                 270
Deferred purchase price                                 -               5,939
   TOTAL LIABILITIES                                 26,876            49,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $.01 per                     -                  -
share:  1,000,000 shares
authorized; no shares issued and
outstanding
Common stock, par value $.01 per share:                  22                26
20,000,000 shares authorized; 2,175,000
and 2,555,875 issued  and   outstanding in            3,746             5,757
1995 and 1996, respectively                          (6,454)          (11,678)
Additional paid-in capital
Accumulated deficit
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (2,686)           (5,895)
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                         $    24,190         $  43,996

  The accompanying notes are an integral part of these consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                     (000'S OMITTED, EXCEPT FOR SHARE DATA)


                                                 1995                    1996
REVENUE:
Commissions and fees                         $    16,035            $   23,067

OPERATING EXPENSES:
Salaries and related costs, net                    9,986                16,218
Unusual costs                                        -                   3,583
Client services                                    1,387                 1,934
Rent and related charges                           1,334                 1,702
Amortization of goodwill                              88                 1,032
Depreciation and amortization                        215                   441
Other operating expenses                           1,723                 2,755
     TOTAL OPERATING EXPENSES                     14,733                27,665

OPERATING INCOME (LOSS)                            1,302                (4,598)

NONOPERATING EXPENSES:
Interest, net                                        138                   232
Amortization of deferred
  financing costs                                     56                    87
     TOTAL NONOPERATING EXPENSES                     194                   319
INCOME (LOSS) BEFORE PROVISION FOR
INCOME  TAXES                                      1,108                (4,917)

PROVISION FOR INCOME TAXES                           390                   307

NET INCOME (LOSS)                            $       718           $    (5,224)

NET INCOME (LOSS) PER COMMON SHARE           $       .33           $     (2.09)

WEIGHTED AVERAGE NUMBER OF COMMON              2,175,000             2,496,928
SHARES OUTSTANDING

  The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                      (000'S OMITTED EXCEPT PER SHARE DATA)


                                     Common         Commonn       Additional
                                     Stock          Stock         Paid-in         Accumulated
                                     Shares         Par Value     CAPITAL         DEFICIT          TOTAL
BALANCE, DECEMBER 31,                1,775            $18         $ 1,029          $(5,176)       $(4,129)
1994, AS  PREVIOUSLY REPORTED

Prior period adjustment - Note 2        -               -             -             (1,996)        (1,996)

BALANCE AS RESTATED,                 1,775             18           1,029           (7,172)        (6,125)
DECEMBER  31, 1994

Conversion of Redeemable                81              1           1,357              -            1,358
Warrants
Issuance of common shares              300              3           1,360              -            1,363

Net income                              -               -             -                 718            718

BALANCE AS RESTATED,                 2,156             22           3,746            (6,454)       (2,686)
DECEMBER  31, 1995

Issuance of common shares              400              4           2,011              -            2,015

Net loss                                -                -            -              (5,224)       (5,224)

BALANCE, DECEMBER 31, 1996           2,556           $ 26           $5,757          $(11,678)     $(5,895)

  The accompanying notes are an integral part of these consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                                 (000'S OMITTED)
                                                       1995           1996
                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $    718      $ (5,224)
Adjustments to reconcile net income
(loss) to net cash provided  by (used
in) operating activities:
         Depreciation and amortization                       215           441
         Loss on disposals of fixed assets                    -            254
         Amortization of deferred financing costs             56            87
         Bad debt expense                                     72            60
         Amortization of goodwill                             88         1,032
         Deferred taxes                                      390            76
         Decrease in lease                                    -         (1,278)
         related reserves
(Increase) decrease in accounts                           (5,635)        7,653
receivable
(Increase) decrease in expenditures billable to clients     (514)          196
(Increase) decrease in other                                (450)          528
current assets
Decrease in other assets                                      -            (89)
Increase in bank overdraft                                    -          2,865
Increase (decrease) in accounts payable                    7,198        (7,362)
         (Decrease) in accrued expenses                       -         (1,174)
         Increase in advanced billings                        -          1,884
         (Decrease) in deferred payouts                      (47)          (46)
         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                              2,091           (97)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                     (72)         (185)
Cash paid for acquisition costs                               -           (347)
Cash paid for acquisition, net of cash acquired               -         (1,888)
         NET CASH (USED IN) INVESTING ACTIVITIES             (72)       (2,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs and net proceeds of public                           1,665           -
offering
Subordinated debt redemption                              (3,200)          -
Proceeds from borrowings under                                -          1,580
credit facility
(Increase) in deferred financing costs                      (212)         (225)
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                             (1,747)        1,355
         NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                    272        (1,162)

CASH AND CASH EQUIVALENTS, beginning of year               1,457         1,729
CASH AND CASH EQUIVALENTS, end of year                   $ 1,729       $   567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                                 $   138       $   297
Income taxes                                                 270           140

  The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Lois/USA Inc. ("Lois/USA" or the "Company") is a holding company established in 1991 to acquire certain predecessor companies controlled by Lois/USA stockholders. Lois/USA conducts its operations through subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The Company is a full service advertising and marketing communications company operating on a national basis through its three advertising agencies located in New York, Chicago and Los Angeles. In addition to the planning, creating and placement of advertising, the Company offers its clients a broad range of other marketing communication services, including marketing consultation, consumer market research, direct mail advertising, merchandising design and corporate identification services.

     The Company's business operations are not seasonal; however, based upon individual client expenditures, significant quarter-to-quarter fluctuations in billings and net income may occur.

     The key element of the Company's strategic plan is to evaluate for acquisition, advertising agencies which would be complementary to the Company's current business activities. Financing for acquisitions will vary upon the economics of each situation, however, the Company's acquisition financing strategy is likely to include issuances of securities and deferred contingent payments as part of the purchase price. The ability to consummate future acquisitions may require material capital expenditures or commitments that could place significant constraints on future working capital. In addition, the bank credit agreement discussed in Note 6 contains covenants restricting the Company from making capital expenditures in excess of specified amounts. Furthermore, issuances of securities, either to consummate acquisitions or to obtain operating working capital, could dilute existing shareholders.

FINANCIAL STATUS

     The Company experienced a significant net loss in 1996, in part as the result of its February 1996 acquisition of Eisaman, Johns & Laws Advertising, Inc. ("EJL") (see Note 3). At December 31, 1996 the Company has a stockholders' deficit and negative working capital. However, in the first quarter of 1997 the Company has operated profitably, due to increases in revenue from the addition of new clients and the reduction in operating costs through the restructuring of the acquired EJL operations, and has reduced its future obligations for payments to the former owners of that company. Additionally, since December 31, 1996 the Company obtained additional working capital of approximately $2 million through the issuance of Series A Convertible Preferred Stock (see Note 11) and obtained a replacement bank line of credit (see Note 6).

RECOGNITION OF COMMISSIONS AND FEES

     Commissions and fees represent the principal source of income and are derived from placing client advertising with various forms of media. Commissions on media placements and production and fee billings are recognized at the time such services are rendered to clients in the normal course of business.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     The Company arranges for the placement of media with various providers. These providers bill the Company and the Company bills its clients. Accordingly, balances of accounts receivable and accounts payable will be disproportionate to the Company's revenue, which only includes fees and commissions derived from clients. Included in accounts receivable at December 31, 1995 and 1996 are allowances for uncollectable accounts of $413,000, and $823,000, respectively.

CASH AND CASH EQUIVALENTS

     Cash includes cash on hand and in banks. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

EXPENDITURES BILLABLE TO CLIENTS

     Expenditures billable to clients represent unbilled external production costs on work in progress. Revenue is recognized when the project is completed and subsequently billed. Amounts will be realized during the normal operating cycle of the Company through billing and collection.

INVESTMENTS

     The Company has developed a concept known as Lois/USA Ventures which is made available to certain carefully selected clients that are at an early development stage during which advertising would be strategically advantageous, but which lack sufficient cash resources to support the desired level of advertising and creative talent. The Company provides its creative services to such clients and receives an equity interest in the client as a component of its fee arrangement; clients are required to pay the Company cash for all out-of-pocket costs, including media and production costs. Equity investments are carried at their cost, which approximates market value, and are included in other current assets on the accompanying consolidated balance sheet. During 1995, the Company performed services for and received shares in a private license company. In the absence of a readily ascertainable market value, the value ascribed to this equity interest was $100,000 which represents a significant discount to the value of the services rendered to the client. Management periodically evaluates the fair value of this security and does not believe that its value has significantly changed from the initial value ascribed.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation for both book and tax purposes is computed using the straight-line method over the estimated useful lives of the related assets ranging from 5 to 7 years. Leasehold improvements are amortized over the lives of the respective leases. At the time of retirement or other disposition of properties, the cost and accumulated depreciation are removed from the accounts and gains and losses are reflected in income.

GOODWILL

     Goodwill represents the excess of the acquisition costs over the fair value of the net tangible assets acquired. Goodwill recorded in connection with the acquisition of the Chicago office and EJL (see Note 3) is being amortized on a straight-line basis over 10 years and 20 years, respectively. At December 31, 1995 and 1996, accumulated amortization of goodwill amounted to $586,000, and $1,618,000, respectively. Management periodically evaluates goodwill for impairment on the basis of a comparison of the future estimated undiscounted cash flows arising from the acquired business to the related unamortized goodwill.

DEFERRED FINANCING COSTS

     Deferred financing costs represent financing costs incurred in connection with the debt obligation discussed in Note 6 and the debt associated with the acquisition EJL discussed in Note 3. These costs are being amortized on a straight-line basis over five years.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets, and for assets to be disposed of. The adoption of this statement had no effect on the consolidated financial statements.

STOCK-BASED COMPENSATION

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company determines compensation cost for stock-based employee compensation plans using the intrinsic value method.

     During 1996, SFAS No. 123, "Accounting for Stock Based Compensation," became effective for the Company. SFAS No. 123 encourages, but does not require companies to record such compensation costs at fair value as determined using specified valuation models. The Company has elected to continue to account for stock-based compensation using the intrinsic value method. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See
Note 8.

INCOME TAXES

     The Company provides for taxes at the federal, state and local levels. Deferred taxes are provided for differences between the financial accounting and income tax basis of assets and liabilities in accordance with SFAS No. 109.

DEFERRED PAYOUTS

     Deferred payouts, which arose in 1992 and which were payable pursuant to the employment agreement with Mr. Holzer discussed in Note 9, were recorded at a present value reflecting an 11.0% per annum discount rate. Interest expense in 1995 and 1996 was $11,700 and $6,200 respectively. As of December 31, 1996, all of the deferred payouts to Mr. Holzer have been made.

SEVERANCE AGREEMENTS

     Arrangements with certain employees provide for continuing payments for periods after cessation of their full time employment in consideration for agreements by the employees not to compete and to render consulting services in the post-employment period. Such payments, which are determined, subject to certain conditions and limitations, by earnings in subsequent periods, are expensed in such periods.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company had one client from whom revenues exceeded 10% of consolidated revenues in the year ended December 31, 1996. Two other clients accounted for revenues in excess 10% of consolidated revenues for the year ended December 31, 1995. The following table sets forth the revenues by client and the percentage of consolidated revenue of which this represents.

                       CLIENT 1              Client 2                Client 3
1996:
Revenue               $2,654,000
% Revenue                11.00%

1995:
Revenue                                      $2,107,000             $2,030,000
% REVENUE                                       13.00%                 12.00%

     As of December 31, 1996, and 1995, the aggregate amounts due from clients which accounted for 10% or more of revenues in each applicable year and included in accounts receivable were $6,004,865 and $1,831,064, respectively. Substantially all of these receivables have since been collected.

     Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash in bank accounts and short-term overnight investments, which at times, may exceed federally insured limits. Other than accounts receivable due from significant customers as discussed above, the majority of the Company's receivables are due from geographically dispersed clientele, principally in the consumer products industry.

     The Company's debt obligations bear interest at floating interest rates. Accordingly, recorded amounts are substantially equivalent to fair market value.

EARNINGS PER SHARE

     Earnings per share have been computed using the weighted average number of shares of common stock outstanding. The dilutive effect of employee and director stock options (which aggregate 40,000 options) was not significant in 1995. With respect to 1996, such options were antidilutive. The warrants discussed in Note 7 were antidilutive for all periods presented during which they were outstanding.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". Under SFAS NO. 128, Basic and Diluted Earnings Per Share will replace the presentation of Primary and Fully Diluted Earnings Per Share. Adoption of SFAS No. 128 is required for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. This Company does not expect the adoption of this statement to have a material effect on the reported earnings per share.

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

CASH FLOWS

     The following supplemental schedule summarizes the fair value of non-cash assets acquired, cash paid, common shares issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries for each of the two years ended December 31:

                                             (Dollars in thousands)

                                       1996                        1995

Fair value of non-cash                $30,794                    $     -
assets acquired
Cash paid, net of cash                 (2,235)                         -
acquired
Common shares                          (2,015)                         -
Liabilities assumed                   $26,544                    $     -

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1996 presentation.

2. RESTATEMENT OF FINANCIAL STATEMENTS

     In connection with the closing of its books and records as of December 31, 1996, the Company determined that as of December 31, 1995 and 1994 it had understated its accounts payable and accumulated deficit by approximately $2 million. The Company's consolidated balance sheets as of December 31, 1995 and 1994 have been restated to reflect an increase in current liabilities and a corresponding increase in accumulated deficit by $2 million. Such adjustment is presented in the accompanying consolidated financial statements as an adjustment to the December 31, 1994 accumulated deficit as set forth on the consolidated statements of changes in stockholders' equity (deficit).

3. ACQUISITION OF EISAMAN, JOHNS & LAWS ADVERTISING, INC.

     On February 12, 1996, Lois/USA acquired all of the outstanding shares of Eisaman, Johns & Laws Advertising, Inc. ("EJL"), a national advertising agency established in 1959, with its principal advertising offices in Los Angeles, Chicago, Houston and Detroit. For its fiscal years ended February 28, 1993, 1994 and 1995, EJL had unaudited commission and fee revenues of $19,087,000, $18,151,000 and $17,011,000, respectively, and unaudited net income (loss) of $18,000, ($5,000) and ($788,000), respectively.

     Pursuant to the Original Stock Purchase Agreement (the "Original Agreement"), between the Company and the shareholders of EJL (the "Sellers"), the Company made an initial cash payment of $4,000,000 and issued to the Sellers 333,333 shares of the Company's common stock, par value $.01 per share, ("Common Stock") which were valued at $6.00 per share.

     The Original Agreement provided that the Sellers were to receive as additional purchase price, an amount equal to the lesser of 5% of the combined revenue of Lois/USA and EJL, as defined in the Original Agreement, or $12,000,000 (the "Additional Purchase Price") over a period of five years from the date of the acquisition. Payments were to be made in the ratio of 75% cash and 25% in Common Stock, valued at $6.00 per share for the first four quarters and thereafter valued at the fair market value of the Common Stock as defined in the Original Agreement. At least $1,750,000 of Additional Purchase Price was payable for the year ending December 31, 1996. Additionally, the Original Agreement provided that the Sellers would receive minimum Additional Purchase Price cash payments of $6,000,000. If, by December 31, 1999, the Sellers had not received such cash payments, the difference between the $6,000,000 amount and the cash paid through that date was to be paid to the Sellers by (i) first, allowing the Sellers to require the Company to repurchase, or "put" to the Company, shares of Common Stock issued to them as Additional Purchase Price (but not the 333,333 shares of Common Stock issued at the initial closing), on a last issued first repurchased basis, at the per share values at which the shares were issued, and (ii) second, if such repurchases do not cause the total cash Additional Purchase Price payments to equal $6,000,000, making a cash payment to the Sellers of the remaining difference. The Sellers were also to receive a final payment, payable in shares of Common Stock, of $750,000, in 2001; that $750,000 is not a component of the calculations above.

     The Company accounted for the acquisition using the purchase method of accounting, and since February 12, 1996, the Company's consolidated financial statements have included EJL's assets, liabilities and results of operations. At the date of acquisition the minimum guaranteed Additional Purchase Price of $6,750,000 was recorded as a liability on the Company's consolidated balance sheet (which was reduced to $5,939,000 as of December 31, 1996 as the result of payments made through that date) and the excess of the minimum guaranteed purchase price of $12,750,000 over the fair market value of the net assets acquired and liabilities assumed was reflected in the Company's consolidated financial statements as goodwill. This purchase resulted in recording goodwill in the amount of $18,825,064. The goodwill is being amortized on a straight-line basis over a period of 20 years. None of the recorded goodwill will be deductible for income tax purposes. As a result of the non- deductibility of goodwill, the Company's effective tax rate will be adversely impacted.

     In May 1997, the Company and the Sellers agreed to revise the terms of the Original Agreement. Under the revised terms, the Sellers will receive a total of $9,646,000, comprised of (i) the $4,000,000 cash paid at the closing, (ii) cash payments of $811,000 made during fiscal 1996, (iii) $1,135,000 through the retention of 189,183 shares (of the total of 378,366 shares) of common stock issued to them through December 31, 1996 under the Original Agreement (the remaining 189,183 shares to be returned to the Company), and (iv) future cash payments totaling $3,700,000, payable $135,000 quarterly commencing June, 1999 through March 2004 and then $50,000 quarterly commencing June 2004 through March 2009. The revised purchase price, with the future payments discounted at a rate of 6.5% per annum, is $8,612,000, which is $4,408,000 less than the purchase price recorded under the Original Agreement. The recording of the effects of the revisions of the terms of the acquisition, which will be reflected in the Company's consolidated financial statements in the second quarter of fiscal 1997, will have the effects, relative to December 31, 1996 amounts, of (i) reducing goodwill by $4,408,000, (ii) reducing the liability for the future payments by $3,273,000, (iii) eliminating the $270,000 for redeemable common stock, and (iv) reducing stockholders' equity by $865,000. The reduction in goodwill will reduce the annual amortization by $220,000.

     The Company closed the EJL Houston office as of December 31, 1996 due to the loss of that office's only client. Losses attributable to the Houston office in 1996 of $1.7 million in addition to severance and other redundant costs associated with post combination operations have been classified as Unusual Costs on the accompanying consolidated statement of operations for the year ended December 31, 1996.

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1996 are presented as if the EJL acquisition had been made on the terms in the Original Agreement at the beginning of each period presented. As the acquisition occurred on February 12, 1996, the results for 1996 are not materially different from the Company's consolidated results and as such have not been adjusted. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations under the ownership and management of the Company.

(In thousands except per share               1995                   1996
amounts)
Commissions and fees                        32,474                 23,067
Net loss                                      (191)                (5,224)
Net loss per common share                    $(.09)                $(2.09)

4. PROPERTY AND EQUIPMENT

     Fixed assets as of December 31, 1995 and 1996 are summarized as follows (000's omitted):

                                             1995                  1996

Equipment                                    $1,464              $1,342
Furniture and fixtures                          303                 759
Leasehold improvements                          182                 474
Autos                                           -                    55
Computers                                       130                 318
                                              2,079               2,948
Less- Accumulated depreciation
and amortization                              1,747               2,112
                                             $  332              $  836

5. THE COMPANY'S OFFERING

     On January 3, 1995, the Company consummated a registered direct placement of 300,000 shares of common stock at a price of $6.00 per share (the "Offering"). The gross proceeds of $1,800,000 were reduced by seller's commissions of $108,000 and other professional fees and expenses of approximately $329,000. These net proceeds, together with the borrowings discussed in Note 6, were used to repay, in full, the Company's outstanding $3,200,000 subordinated loan payable which was due on December 31, 1994 (Note
7).

     Concurrent with the Offering, the Company and Messrs. Lois and Veru (the Company's then principal stockholders and chief executive and chief operating officers) entered into an agreement with the holders of the Company's then outstanding warrants, as discussed in Note 7, whereby the Company agreed to issue the warrant holders 100,000 newly issued common shares and Messrs. Lois and Veru each agreed to transfer 62,500 common shares owned by them to the warrant holders. The value of the 225,000 shares, valued at $6.00 per share, for a total of $1,350,000, was reflected as additional paid-in capital upon completion of the Offering. The full $1,350,000 value of the warrants was charged to expense during 1991 through 1994.

6. REDUCING REVOLVING CREDIT FACILITY

     Concurrent with the Company's Offering in January 1995 and the repayment of the subordinated loan discussed in Note 7, the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with Chase Manhattan Bank ("Chase"). Upon consummation of the Company's Offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the Company's Offering, enabled the Company to repay the subordinated loan. Amounts outstanding under the Reducing Revolving Credit Agreement bear interest at the highest rate determined with reference to one of several fluctuating rate bases. The 1995 and 1996 interest rates under the credit facility were 10% and 9.7%, respectively. The Reducing Revolving Credit Agreement contains certain affirmative and negative covenants customary in an agreement of this nature. The terms of the Reducing Revolving Credit Agreement prohibit the Company from paying dividends on its common stock.

     Borrowings under the Reducing Revolving Credit Agreement are secured by (a) all of the assets of the Company's operating subsidiaries, (b) a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, (c) a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and (d) an assignment in favor of Chase of the key man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

     Concurrent with the acquisition of EJL in February 1996, Chase amended the January 1995 Reducing Revolving Credit Agreement to increase the facility to $3,833,000, extend the maturity date through June 30, 1999 and require quarterly amortization of $250,000 commencing March 31, 1996. The Company will be required to prepay amounts outstanding under the Reducing Revolving Credit Agreement equal to 100% of Excess Cash Flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of Excess Cash Flow above $300,000 for any year. Excess Cash Flow is defined as actual cash flow of the Company less 110% of debt amortization. For the year ended December 31, 1995, this requirement was waived. At December 31, 1996 the balance outstanding under this agreement is $1,580,000 and an additional $1,253,000 was available. However, as a result of defaults with respect to other covenants in the agreement, at December 31, 1996 Chase had suspended the Company's right to obtain additional borrowings. Subsequent to year end the Company repaid all amounts outstanding under the Reducing Revolving Credit Agreement. In May 1997, Chase extended to the Company a new $2.5 million line of credit, to replace the Reducing Revolving Credit Agreement, having collateral terms essentially the same as those of the Reducing Revolving Credit Agreement. The replacement line of credit bears interest at the rate of 2% above Chase's prime rate and expires in June 1998.

     In 1995 and 1996, the Company had a $2 million uncommitted line of credit. There were no borrowings outstanding as of December 31, 1995 and 1996. Of this facility, $150,000 has been set aside for a contingent letter of credit in favor of the landlord of the office space leased in New York which would be payable in an event of default. Amounts borrowed will bear interest at a rate to be negotiated upon borrowing.

     There were approximately $268,000 in fees and expenses incurred in connection with the initial Reducing Revolving Credit Agreement. These costs are being amortized over the initial three-year period of the loan. Costs to extend the facility of approximately $175,000 will be amortized over the period from 1996 through 1999.

7. SUBORDINATED LOAN PAYABLE

     In 1991, the Company borrowed $3,200,000, at an interest rate of 11% per annum, payable semiannually. The subordinated loan was due on December 31, 1994 and was collateralized by the Company's receivables. As discussed in Note 6, this note was paid in January 1995.

     Pursuant to the terms of the subordinated debt agreement, the Company issued stock purchase warrants to the subordinated debt holder, and to the placement agent for the subordinated debt (collectively "Warrant Holders"), which provided for the purchase of an aggregate of 591,667 shares of the Company's common stock to be exercised at an aggregate price of $2,500. The Warrant Holders had the right to require the Company to purchase all of the warrants on December 31, 1996 for a purchase price of $2,439,000 and the Company had a right to require the Warrant Holders to sell such warrants on December 31, 1998 for the same amount and could have elected to pay for such warrants under an installment agreement over 12 months with interest at the prevailing prime rate. The Company was accreting the value of these redeemable warrants from their date of issuance through December 31, 1996. In December 1994, the Company and Messrs. Lois and Veru entered into an agreement with the Warrant Holders to purchase the outstanding warrants, whereby the Company issued the Warrant Holders 100,000 shares of common stock and Messrs. Lois and Veru each agreed to transfer 62,500 shares of common stock owned by them to the Warrant Holders. The value of the 225,000 shares, valued at $6.00 per share for a total of $1,350,000, was reflected as Additional Paid-in Capital upon completion of this transaction in January 1995 (see Note 5).

8. STOCK OPTION PLAN FOR EXECUTIVE OFFICERS AND DIRECTORS

     The Company's 1994 Stock Option Plan for Executive Officers and Directors of Lois/USA (the "Stock Option Plan") was adopted by the Company's Board of Directors in December 1994. A total of 200,000 shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers of the Company or a subsidiary. To date, 130,250 options have been granted under the Stock Option Plan.

     The Company's Nonqualified Stock Option Plan for Nonemployee Directors (the "Directors' Plan") was adopted in December 1994. The Directors' Plan provided for the automatic one time grant of nonqualified options to nonemployee directors. Under the Directors' Plan, a nonqualified stock option to purchase 10,000 shares of common stock was automatically granted to each nonemployee director of the Company, in a single grant effective as of the date of the Offering or, if later, the time the director first joins the Board of Directors. The Directors' Plan authorizes grants of options up to an aggregate of 100,000 shares of common stock. The exercise price per share is the fair market value of the Company's common stock on the date on which the option is granted (the "Grant Date"), which was equal to the Offering price in the case of the initial grants to outside Directors. The options granted pursuant to the Directors' Plan vest at the rate of one-third each year from the date elected to the Board, subject to certain holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the Directors' Plan expire ten years from their Grant Date. The Directors' Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has the authority, subject to the terms of the Directors' Plan, to determine the appropriate adjustments in the event of a change in the common stock or the Company's capital structure, and to perform other administrative functions. The Directors' Plan permits the exercise of options upon the occurrence of certain events and upon termination of a director's service as a director (other than for cause), without regard to the three-year schedule described above.

     The following sets forth the activity for the Stock Option Plan and the Directors' Plan for the years ended December 31, 1995 and 1996:

                                                                       Weighted
                                 Number                                  Averge
                                   of                                  Exercise
                                 shares                                  Price
Outstanding                         -
at  December
31, 1994
Granted                          40,000                                 $6.00
Exercised                           -
Forfeited                           -

Outstanding                      40,000                                  6.00
at  December
31, 1995
Granted                         120,250                                  6.00

Exercised                           -
Forfeited                           -

Outstanding                     160,250                                 $6.00
at  December
31, 1996

Options exercisable             146,917                                 $6.00
at  December
31, 1996

     The Company has adopted the disclosure only provisions of SFAS No. 123 (see
Note 1) and is continuing to recognize compensation expense using the intrinsic value method under APB No. 25. Had compensation expense for the Company's stock options been recognized based on the fair market value at the grant date for awards in 1995 and 1996, as determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                          1996                     1995

Net Income (Loss)  as reported          $ (5,224)                   $718
Net Income (Loss)  pro forma            $ (5,625)                    678
Net Income (Loss)  as reported
per Share:                              $  (2.09)                 $  .33
Net Income (Loss)  pro forma
per Share:                                 (2.25)                 $  .31

     This pro forma impact only takes into account options granted since January 1, 1995. The SFAS No. 123 fair value of each option granted was estimated on the date of grant using a number of factors that resulted in a net value of approximately 50% of the stock price on the grant date.

9. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Mr. Lois and Mr. Veru to serve as Co-Chairman of the Board/Chief Executive Officer and Co-Chairman of the Board/President/Chief Operating Officer/ Secretary, respectively. Each of the employment agreements, as amended in January 1996, expires on December 31, 2000 and provides for an option to renew the employment agreement for an additional five years at the discretion of the Board of Directors. Each employment agreement provides that upon termination of the agreement, other than for cause, the Company will enter into a consulting arrangement with Mr. Lois and Mr. Veru, as applicable, for a period of five years, pursuant to which each of Mr. Lois and Mr. Veru, for specific services to be rendered, would be paid 50% of his previous base salary. As compensation for services rendered under their employment agreements, Mr. Lois was paid an annual base salary of $295,000 and $325,000 for 1995 and 1996, respectively, and Mr. Veru was paid an annual base salary of $275,000 and $325,000 for 1995 and 1996, respectively.

     On January 1, 1995 Lois/USA Chicago entered into an employment agreement with Edwin Holzer to serve as Managing Director. This agreement was amended March 1, 1996 to extend the expiration of this agreement to December 31, 1999. Lois/USA Chicago has the right to renew the agreement for additional one-year terms by giving Mr. Holzer written notice of its intention to renew not later than 120 days prior to the end of the initial term or any renewal term. Under this agreement Mr. Holzer's annual base salary was to be $275,000, for the first three years, and $300,000, for the remaining two years. During 1996, the Compensation Committee accelerated this schedule and Mr. Holzer received a base salary of $300,000. In addition, Mr. Holzer received compensation in the amount of $150,000 which was originally recorded as a prepaid and is amortized as it is earned in three equal annual installments beginning January 1, 1995. Compensation expense relating to this additional compensation was $50,000 in 1995 and 1996. In addition, the Company created a deferred compensation plan only for Mr. Holzer's benefit under which payments totaling $185,686 vested in Mr. Holzer as of December 31, 1992. Under the plan, the Company paid Mr. Holzer $46,422 on March 31, 1993, 1994, 1995 and 1996.

     On January 1, 1995 the Company entered into an employment agreement with Robert Stewart to serve as Chief Financial Officer, Treasurer, Assistant Secretary and Executive Vice President for a period of three years. This agreement provides for an annual base salary of $150,000 per year. The Company has the right to renew this agreement for additional one-year terms by giving Mr. Stewart written notice of its intention to renew not later than 120 days prior to the end of the initial term or any renewal term.

     Effective March 1, 1994, Richard Colby entered into an employment agreement with Lois, Colby/LA to serve as Chairman/Chief Executive Officer/Creative Director. The employment agreement currently expires on February 28, 1999. Mr. Colby is paid an annual base salary of $150,000 and is entitled to receive an annual bonus of $25,000. Mr. Colby is entitled to receive certain incentive compensation tied to net income for each year of the employment agreement. The employment agreement includes a one-year noncompetition provision.

     Concurrent with the acquisition of EJL, the Company entered into five year employment agreements expiring February 13, 2001 with four senior executives of EJL. Pursuant to these agreements, Mr. Laws and Mr. Coe will serve as Chairman of Lois/EJL Los Angeles, and President and Chief Executive Officer of Lois/EJL Los Angeles, respectively, and will each receive a base salary of $325,000 per year. Michele de Maio will serve as President of Lois/EJL Chicago and will receive an annual base salary of $300,000. Upon expiration of these employment agreements, Mr. Laws, Mr. Coe, and Mr. de Maio shall enter into a five year consulting agreements providing for payment of $100,000 per year. The Company entered into an employment agreement with Michael Waterkotte to serve as Executive Vice President and Creative Director of Lois/EJL Chicago for an annual base salary of $215,000. At the discretion of the Board of Directors, this agreement may be extended for an additional agreed upon period if the Board notifies Mr. Waterkotte within 60 days of the expiration of the initial term or any renewal term.

LEASES

     The Company has entered into noncancellable operating leases for office space in New York, Chicago, Houston and Los Angeles. The following are the future minimum annual rental payments under those leases (000's omitted):

       1997                         $3,250
       1998                          2,686
       1999                          2,660
       2000                          2,604
       2001                          1,477
       Thereafter                    7,066
                                    $19,743

     In connection with the acquisition of EJL (see Note 3) the Company recognized an acquisition date liability for excess space in Los Angeles and Chicago (net of anticipated sub-lease income) and for the excess of the lease cost for the Los Angeles lease over current fair market value. This reserve is included on the accompanying consolidated balance sheets as lease related reserves.

DEFINED CONTRIBUTION PLANS

     The Company is the sponsor of a 401(k) Profit Sharing Plan for employees, who were not associated with the EJL acquisition, which provides for deferred contributions by plan participants. The Company may at its discretion make contributions that match in whole or part the participants' contributions. To date no Company contributions have been made under this plan. In connection with the EJL acquisition, discussed in Note 3, the Company also sponsors a 401(k) Defined Contribution Plan for former EJL employees which provides for deferred contributions by plan participants. The Company will match 25% of the employee contributions. This employer contribution which vests over a six year period was $98,737 in 1996.

ISSUANCE OF ADDITIONAL SHARES OF STOCK

     The Company has the ability to issue shares of common stock from time to time without stockholder approval and may elect to issue additional shares in one or more public or private offerings. The Company's Certificate of Incorporation also authorizes the Board of Directors to issue "blank check" preferred stock from time to time in one or more series, without stockholder approval. The issuance of such preferred stock could adversely affect the voting power, dividend rights and other rights of holders of the common stock.

     It is management's belief that it is unlikely the Company will declare any dividends in the near future.

10. INCOME TAXES

     The Company, organized under the laws of Delaware, is subject to state and local taxes where it does business. The Company files a consolidated federal income tax return with its subsidiaries and is able to offset income and losses of the consolidated group to reduce federal taxable income. The individual subsidiaries, however, are subject to state and local taxes based on their respective incomes and minimum franchise taxes.

     The components of provision for income taxes for the years ended December 31, 1995 and 1996 are as follows (000's omitted):

                                           1995                        1996

Current:
      Federal                           $    -                       $   -
      State and local                       89                         231

      Total current                         89                         231

Deferred:
      Federal                              256                           -
      State and local                       45                          76

      Total deferred                       301                          76

Total                                   $  390                       $ 307

     The current provision for 1995 includes the effect of the utilization of the Company's existing net operating loss carryforwards ("NOLs") to reduce taxes currently payable by approximately $250,000. The future benefit of those NOLs had previously been recorded, for financial reporting purposes, as a component of the Company's deferred tax asset, and the 1995 deferred provision reflects the elimination of that future benefit asset as the result of the current utilization.

     The net deferred tax asset as of December 31, 1995 and 1996 consists of the following amounts (000's omitted):

                                                    1995             1996

Net operating loss carryforwards                   $ 322           $ 1,900
Deferred compensation                                 20               -
Bad debt reserve                                       -               337
Lease related reserves                                 -             2,528
Severance accruals                                     -                62
Valuation allowance                                 (266)           (4,827)
Deferred tax asset                                 $  76           $   -


     The valuation allowance was increased in 1996, to fully reserve the deferred tax assets, reflecting management's belief that the 1996 operating losses and other factors made future realization of those assets not sufficiently assured. Certain additions to the deferred tax assets, and the valuation reserve, resulted from differences between the financial reporting and income tax bases of the assets acquired and liabilities assumed in the acquisition of EJL, and were recorded at the time of the acquisition.

     Reconciliation of the differences between income taxes computed at the federal statutory rate and consolidated/combined provisions for income taxes are as follows (000's omitted):

                                                  1995            1996

Income taxes computed at federal                 $ 377          $(1,672)
statutory rate of 34%
State taxes, net of federal benefit                 89              231
Non-deductible goodwill amortization                 -              387
Non-deductible costs                                40               50
Adjustments of prior year accruals and               -                -
other, including changes in  the                  (116)           1,311
valuation allowance
Provision for income taxes                       $ 390          $   307

11. SUBSEQUENT EVENTS

     In May 1997, the Company privately offered and sold 2,160 shares of 10% Series A Convertible Preferred Stock (the "Series A Preferred Stock") at $1,000 per share. Net proceeds to the Company, after the payment of placement agent fees and offering costs, were approximately $2 million.

     The Series A Preferred Stock is convertible, by the holders, into shares of the Company's common stock, at a conversion price of $6.50 per share beginning September 16, 1997. The Company is required to redeem the Series A Preferred Stock, if not earlier converted or redeemed, for $1,000 per share on May 19, 2002.

     Dividends on the Series A Preferred Stock are payable quarterly at a rate of $25 per share. Holders were given the right to elect to receive the first four dividend payments in the form of shares of the Company's common stock, valued at $6.50 per share, and the holders of 1,375 shares of the Series A Preferred Stock have so elected. Thereafter, all dividends are payable in cash.

     In May 1997, the Company obtained a replacement line of credit from Chase Manhattan Bank. See Note 6.

     In May 1997, the Company and the former stockholders of EJL agreed to revisions to the terms of the Company's acquisition of EJL. See Note 3.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LOIS/USA INC.

                                  By:   /S/ THEODORE D. VERU
                                        Theodore D. Veru
                                        Co-Chairman of the Board,
                                        Co-Chief Executive Officer and
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                      Title                                Date

/S/ GEORGE LOIS            Co-Chairman of the Board,              June __, 1997
George Lois                Co-Chief  Executive Officer and
                           Director

/S/ THEDORE D. VERU        Co-Chairman of the Board,              June __, 1997
Theodore D. Veru           Co-Chief  Executive Officer
                           President, and  Director

/S/ ROBERT K. STEWART      Executive Vice President,              June __, 1997
Robert K. Stewart          Chief  Financial Officer,
Robert K. Stewart          Treasurer and  Secretary
                           (Principal Financial  Officer
                           and Principal Accounting
                           Officer)

/S/ DENNIS COE             Executive Vice President,              June __, 1997
Dennis Coe                 Director

/S/ JOHN N. HATSOPOULOS    Director                               June __, 1997
John N. Hatsopoulos

/S/ DAVID DEBUSSCHERE      Director                               June __, 1997
David DeBusschere

/S/ DENNISON T. VERU       Director                               June __, 1997
Dennison T. Veru

                                  EXHIBIT INDEX

     The following exhibits, unless otherwise indicated, were filed as part of the Company's Registration Statement on Form SB-2 (33-83894-NY) declared effective by the Commission on December 29, 1994 and herein incorporated by reference.


*2.1            Stock Purchase Agreement dated as of February 12,
                1996, by and among the  shareholder of Eisaman, Johns &
                Laws Advertising, Inc. and Lois/USA Inc.
3.1             Form of Amended and Restated Certificate of Incorporation
                of Lois/USA to  be filed with the Delaware Secretary of
                State.
3.2             Form of Amended and Restated By-Laws of Lois/USA.
+9.1            Shareholders' Agreement dated as of February 14, 1996,
                by and among each  of Dennis Coe, Dean Laws, Michele de
                Maio and Michael Watterkotte,  selling shareholders of
                Eisaman, Johns & Laws Advertising, Inc. and  Theodore Veru
                and George Lois, shareholders of the Company.
10.1            Form of Employment Agreement between Lois/USA and
                George Lois.
10.2            Form of Employment Agreement between Lois/USA and
                Theodore D. Veru.
10.3            Form of Employment Agreement between Lois/USA and
                Edwin Holzer.
10.4            Employment Agreement dated as of March 1, 1994 between
                Lois/USA and  Richard Colby.
10.5            Note and Warrant Purchase Agreement dated December 10,
                1991 between  Lois/USA and Trigger Associates, L.P.
10.7            Form of Stock Option Plan for Executive Officers.
10.8            Form of Non-qualified Stock Option Plan for
                Non-Employee Directors.
10.10           Agreement dated December 18, 1991 between Sands
                Brothers and the  Company.
10.11           Warrants issued to Trigger Associates.
10.12           Warrants issued to Sands Brothers.
10.13           Promissory Note dated December 18, 1991 issued to
                Trigger Associates.
10.14           Pledge and Security Agreement dated as of December 18,
                1991 among the  Company, Lois/GGK Inc., Lois/GGK Chicago,
                Inc., Lois/GGK New York, Inc.  and Trigger.
10.15           Lease for Lois/USA New York, Inc.
10.16           Lease for Lois/USA Chicago, Inc.
10.17           Lease for Lois/USA West, Inc.
10.18           Letter to Edwin Holzer regarding the senior management
                incentive plan  for Edwin Holzer.
10.19           Letter dated July 22, 1993 to the Company from the
                XNBA.
10.20           Employment Agreement dated December 18, 1991, between
                the Company and  George Lois.
10.21           Employment Agreement dated December 18, 1991, between
                the Company and  Theodore D. Veru.
10.22           Draft of Commitment Letter from Chemical Bank for the
                Reducing Revolving  Credit Agreement dated December 12,
                1994.
10.23           Draft of Letter from Chemical Bank increasing line of
                credit from $1  million to $2 million.
10.24           Letter Agreement dated December 9, 1994 among Lois/USA, Sands
                Brothers and Trigger Associates.
10.25           Executed Credit Agreement for the Reducing Revolving
                Credit Agreement.
**16.0          Letter on change in certifying accountant.
21.1            List of subsidiaries.
H23.1           Consent of Independent Public Accountants.

-----------------------

 * Incorporated by reference herein from the Company's Amended Current Report on Form 8-K 1A, dated as of February 12, 1996.
** Incorporated by reference herein from the Company's Current Report on Form 8- K, dated March 8, 1995.
+       Filed with the Company's Annual Report on Form 10-KSB for the year ended  December 31, 1995.
H       Filed concurrently with this report.