Form 10-Q
period 1997-03-31
LOIS/USA INC
filed 1997-07-07
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes___ No___.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the Issuer=s classes of common equity, as of the latest practicable date: 2,555,875. Transitional Small Business Disclosure Format (check one): Yes____ No X.

PART I-FINANCIAL INFORMATION                                            Page
                                                                      Number
Item 1.        Financial Statements

                 Consolidated Balance Sheets as of
                  December 31, 1996 and March 31, 1997.................F-1

                 Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1996 and 1996...........F-2

                 Consolidated Statements of Changes In
                  Stockholder's (Deficit) For the Three Months
                  Ended March 31, 1997.................................F-3

                 Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 1996
                  And 1997.............................................F-5

                 Notes to Consolidated Financial Statements............F-6

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......9

PART II-OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.....................11

SIGNATURE..............................................................12

                         LOIS/USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                 (000'S OMITTED)

                                         December 31,        March, 31
                                          1996                1997
ASSETS
EQUITY (DEFICIT)

CURRENT ASSETS:
   Cash and cash equivalents             $  567           $   114
   Accounts receivable, net              21,788             27,341
   Expenditures billable to clients       1,702             1,732
   Other current assets                     470               718
                                        -------           --------
        Total current assets             24,527            29,905
                                        -------           --------

PROPERTY AND EQUIPMENT, at cost           2,948             2,978
   Less-Accumulated depreciation and     (2,112)           (2,222)
                                        --------          ---------
      amortization
        Net property and equipment          836              756
                                            ---              ---
OTHER ASSETS:
   Deferred financing costs                 350              328
   Goodwill                              18,118           17,860
    Other assets                            165              165
                                        -------           --------
       Total other assets                18,633           18,353
       Total assets                     $43,996          $49,014
                                       =========          =======
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Bank overdraft                       $ 2,865          $  -
   Accounts payable                      29,285           39,041
   Accrued expenses and other current
     liabilities                          1,423              966
   Bank loans                             1,580               -
   Advanced billings                      2,362            2,449
   Rent payable-Current                   1,333            1,237
                                         ------           -------
      Total current liabilities          38,848           43,693
                                         ------           -------
OTHER LIABILITIES:
   Lease related reserves                 4,834            4,564
   Equity subject to put rights             270              270
   Deferred purchase price                5,939            5,939
                                         ------           -------
   Total other liabilities               11,043           10,773
                                         ------           -------
       Total liabilites                  49,891           54,466
                                         ------           -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, par value $.01 per
     share: 1,000,000 shares authorized;
     no shares issued and outstanding
   Common stock, par value $.01
   per share: 20,000,000 shares
   authorized; 2,555,875 and 2,555,875
   issued and outstanding                   26                26
   Additional paid-in capital            5,757             5,757
   Accumulated deficit                 (11,678)          (11,235)
                                      ---------          --------
      Total stockholder's equity
                     (deficit)          (5,895)           (5,452)
                                      ---------          --------
      Total liabilities and
        stockholders' equity (deficit) $43,996           $49,014
                                      =========          ========
(deficit)                                   $43,996     $49,014
                                            =======     =======

The accompanying notes are an integral part of the consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                   (UNAUDITED)

               (000'S OMITTED EXCEPT FOR PER SHARE AND SHARE DATA)

REVENUE:                                             1996              1997
                                                     ----              ----
  Commissions and fees                             $6,142            $7,690
                                                   ------            ------
OPERATING EXPENSES:
         Salaries and related costs, net            4,552             4,989
         Other operating expenses                   1,405             1,782
         Amortization and depreciation                162               368
                                                   ------             ------
               Total operating expenses             6,119             7,139
                                                   ------             -----
OPERATING INCOME                                       23               551

NONOPERATING EXPENSES:
         Interest, net                                 (3)               52
         Amortization of deferred financing costs      14                22
                                                     -----              ----
              Total nonoperating expenses              11                74
                                                     ----               -----
INCOME BEFORE PROVISION FOR                            12               477
 INCOME TAXES

PROVISION FOR INCOME TAXES                              5                34
                                                       --                --
NET INCOME (LOSS)                                      $7              $443
                                                       ==               ===
NET INCOME PER COMMON                                $.01              $.17
 SHARE                                               ====              ====

WEIGHTED AVERAGE NUMBER OF                      2,341,667         2,555,875
 COMMON EQUIVALENT OF SHARES                    =========         =========
 OUTSTANDING

The accompanying notes are an integral part of these consolidated statements.


                     LOIS/USA INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                            (Unaudited 000'S omitted)

                                   Common            Common           Additional
                                   Stock              Stock           Paid-in         Accumulated
                                   Shares           Par Value         Capital         Deficit            Total
 BALANCE, January 1, 1997          2,556             $26              $5,757         $(11,678)          $(5,895)
 Net income                          -                -                 -                 443               443
                                   ------            ------           -------        ---------          --------
 BALANCE, March 31, 1997           2,556            $ 26              $5,757         $(11,235)          $(5,452)
                                   =====            ======            =======        =========          ========

The accompanying notes are an integral part of these consolidated statements


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)
                                 (000'S OMITTED)

CASH FLOWS FROM OPERATING ACTIVITIES:                     1996            1997
   Net income                                             $ 7             $443
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
   Depreciation                                            90              110
         Amortization of deferred financing costs          14               22
         Decrease in deferred tax asset                     5                -
        Amortization of goodwill                            -              258
         (Increase) in accounts receivable             (7,733)          (5,553)
         (Increase) decrease in expenditures billable
         to clients                                     1,292              (30)
         (Increase) in prepaid income taxes              (185)              -
         Decrease in other current assets                  -              (248)
         Decrease in other assets                         660               -
         Decrease in bank overdraft                        -            (2,865)
         Increase in accounts payable                   7,850            9,390
         Decrease in accrued expenses                     -               (457)
         Increase in advanced billings                    -                 87
                  NET CASH PROVIDED BY                 ------           -------
                  OPERATING ACTIVITIES                  2,000            1,157
                                                       ------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                          (11)             (30)
       Cash paid for acquisition, net of
         cash acquired                                (1,084)               -
       Cash paid for acquisition                        (710)               -
                 NET CASH USED IN INVESTING           -------           -------
ACTIVITIES                                            (1,805)             (30)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds (repayment) of credit facility       3,796            (1,580)
         Increase in deferred financing costs           (225)
                  Net cash provided by (used in)      -------           -------
                  financing activities                 3,571            (1,580)

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                          3,766              (453)
CASH AND CASH EQUIVALENTS, beginning
         of period                                     1,729               567
                                                      ------               ---
CASH AND CASH EQUIVALENTS, end of period              $5,495              $114
                                                     =======             =====
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                                               $ 10              $ 52
Interest taxes                                         $250              $ 34

The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements be read in conjunction with the financial statements and the notes thereto included in the Company=s Annual Report on Form 10-KSB, for the year ended December 31, 1996.

In the opinion of management, the information furnished reflects all adjustments, all of which are of normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.       ACQUISITION OF EISAMAN, JOHNS & LAWS ADVERTISING, INC.

On February 12, 1996, Lois/USA acquired all of the outstanding shares of Eisaman, Johns & Laws Advertising, Inc. (AEJL@), a national advertising agency established in 1959, with its principal advertising offices in Los Angeles, Chicago, Houston and Detroit. For its fiscal years February 28, 1993, 1994 and 1995, EJL had unaudited commission and fee revenues of $19,087,000, $18,151,000 and $17,011,000, respectively, and unaudited net income (loss) of $18,000, ($5,000) and ($788,000), respectively.

Pursuant to the Original Stock Purchase Agreement (the "Original Agreement"), between the Company and the shareholders of EJL (the "Sellers"), the Company made an initial cash payment of $4,000,000 and issued to the Sellers 333,333 shares of the Company's common stock, par value $.01 per share, (ACommon Stock@) which were valued at $6.00 per share.

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

In May 1997, the Company and the Sellers agreed to revise the terms of the Original Agreement. Under the revised terms, the Sellers will receive a total of $9,646,000, comprised of (I) the $4,000,000 cash paid at the closing (ii) cash payments of $811,000 made during fiscal 1996, (iii) $1,135,000 through the retention of 189,183 shares (of the total of 378,366 shares) of common stock issued to them through December 31, 1996 under the Original Agreement (the remaining 189,183 shares to be returned to the Company), and (iv) future cash payments totaling $3,700,000, payable $135,000 quarterly commencing June, 1999 through March 2004 and then $50,000 quarterly commencing June 2004 through March 2009. The revised purchase price, with the future payments discounted at a rate of 6.5% per annum, is $8,612,000, which is $4,408,000 less than the purchase price recorded under the Original Agreement. The recording of the effects of the revisions of the terms of the acquisition, which will be reflected in the Company=s consolidated financial statements in the second quarter of fiscal 1997, will have the effects, relative to December 31, 1996 amounts, of (I) reducing goodwill by $4,408,000, (ii) reducing the liability for the future payments by $3,273,000, (iii) eliminating the $270,000 for redeemable common stock, and (iv) reducing stockholders' equity by $865,000. The reduction in goodwill will reduce the annual amortization by $220,000.

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1996 is presented as if the EJL acquisition had been made on the terms in the Original Agreement at the beginning of the period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations under the ownership and management of the Company.

         (In thousands except per share amounts)                  1996
                                                                  ----

         Commissions and fees                                   $6,471
         Operating (loss)                                         (768)
         Net loss                                                 (385)
         Net loss per common share                               $(.15)

3.       REDUCING REVOLVING CREDIT FACILITY

Concurrent with the Company's January, 1995 registered direct placement of shares of its common stock ("the Offering") and the repayment of a subordinated loan, the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with Chase Manhattan Bank ("Chase"). Upon consummation of the Company's Offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the Company's Offering, enabled the Company to repay the subordinated loan. Amounts outstanding under the Reducing Revolving Credit Agreement bear interest at the highest rate determined with reference to one of several fluctuating rate bases. The 1995 and 1996 interest rates under the credit facility were 10% and 9.7%, respectively. The Reducing Revolving Credit Agreement contains certain affirmative and negative covenants customary in an agreement of this nature. The terms of the Reducing Revolving Credit Agreement prohibit the Company from paying dividends on its common stock.

Borrowings under the Reducing Revolving Credit Agreement are secured by (a) all of the assets of the Company's operating subsidiaries, (b) a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, CRa pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and (d) an assignment in favor of Chase of the key man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

Concurrent with the acquisition of EJL in February 1996, Chase amended the January 1995 Reducing Revolving Credit Agreement to increase the facility to $3,833,000, extend the maturity date through June 30, 1999 and require quarterly amortization of $250,000 commencing March 31, 1996. The Company will be required to prepay amounts outstanding under the Reducing Revolving Credit Agreement equal to 100% of Excess Cash Flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of Excess Cash Flow above $300,000 for any year. Excess Cash Flow is defined as actual cash flow of the Company less 110% of debt amortization. For the year ended December 31, 1995, this requirement was waived. At December 31, 1996, the balance outstanding under this agreement is $1,580,000 and an additional $1,253,000 was available. However, as a result of defaults with respect to other covenants in the agreement, at December 31, 1996 Chase had suspended the Company's right to obtain additional borrowings. Subsequent to year end the Company repaid all amounts outstanding under the Reducing Revolving Credit Agreement. In May 1997, Chase extended to the Company a new $2.5 million line of credit, to replace the Reducing Revolving Credit Agreement, having collateral terms essentially the same as those of the Reducing Revolving Credit Agreement. The replacement line of credit bears interest at the rate of 2% above Chase prime rate and expires in June 1998.

In 1996, the Company had a $2 million uncommitted line of credit. There were no borrowings outstanding as of December 31,1996. Of this facility, $150,000 has been set aside for a contingent letter of credit in favor of the landlord of the office space leased in New York would be payable in an event of default. Amounts borrowed will bear interest at a rate to be negotiated upon borrowing.

There were approximately $268,000 in fees and expenses incurred in connection with the initial Reducing Revolving Credit Agreement. These costs are being amortized over the initial three-year period of the loan. Costs to extend the facility of approximately $175,000 will be amortized over the period from 1996 through 1999.

4.       REDEEMABLE PREFERRED STOCK

In May 1997, the Company privately offered and sold 2,160 shares of 10% Series A Convertible Preferred Stock (the "Series A Preferred Stock") at $1,000 per share. Net proceeds to the Company, after the payment of placement agent fees and offering costs, were approximately $2 million.

The Series A Preferred Stock is convertible, by the holders, into shares of the Company's common stock, at a conversation price of $6.50 per share beginning September 16, 1997. The Company is required to redeem the Series A Preferred Stock, if not earlier converted or redeemed, for $1,000 per share on May 19, 2002.

Dividends on the Series A Preferred Stock are payable quarterly at a rate of $25 per share. Holders were given the right to elect to receive the first four dividend payments in the form of shares of the Company's common stock, valued at $6.50 per share, and the holders of 1,375 shares of the Series A Preferred Stock have so elected. Thereafter, all dividends are payable in cash.


                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 compared to Three Months Ended March 31, 1997.

Revenues from commissions and fees increased to $7,690,000 for the first quarter of fiscal 1997 from $6,142,000 for the three months ended March 31, 1996. The increase of $1,548,000 or 25.2% resulted from commissions and fees earned from both increased assignments for existing clients and assignments for new clients. The Company's Year 2K Communications unit, which was formed to offer services in non- traditional advertising, began operations in March, 1997 but did not have material revenues in the first quarter.

Operating expenses increased from $6,119,000 for the three months ended March 31, 1996 to $7,139,000 for the first quarter of fiscal 1997, but decreased from 99.6% of revenues in the first quarter of fiscal 1996 to 92.8% of revenues for the three months ended March 31, 1997. The 92.8% for the current year also represents a decline from the percentage of all of fiscal 1996, which was 119.9% including non-recurring charges of $3.6 million and 104.4% exclusive of those non-recurring charges. The reduction in operating expenses, relative to revenues, resulted principally from reducing salaries and related costs, to 64.9% of revenues for the first quarter of fiscal 1997 from 74.1% of revenues for the three months ended March 31, 1996 and 70.3% for the full fiscal 1996 year. The reduction of personnel costs, relative to revenues, reflects the effects of both the increase in revenues and the elimination of certain staffing duplications and inefficiencies created when the Company acquired EJL in fiscal 1996.

Operating expenses exclusive of depreciation and amortization decreased from 97.0% of revenues in the first quarter of fiscal 1996 to 88.0% of revenues for the three months ended March 31, 1997. Depreciation and amortization increased by $206,000, reflecting a full quarter of amortization of the EJL assets and goodwill in the current year.

Interest expense, net of interest income, increased by $55,000, from net interest income of $3,000 in the first quarter of fiscal 1996 to net interest expense of $52,000 for the three months ended March 31, 1997. The increase in net interest expense reflects higher borrowings, which increased in 1996 to finance the EJL acquisition and the Company=s 1996 net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's 1996 net loss and its acquisition of EJL were primarily responsible for its negative working capital at December 31, 1996 of $14,321,000. The Company=s working capital deficit was reduced to $13,788,000 at March 31,1997 as a result of cash flow from operations of $1,157,000, net of the elimination of the Company's December 31, 1996 $2,865,000 bank overdraft. The positive cash flow before the overdraft of $4,022,000 eliminated the overdraft and allowed the Company to reduce its bank borrowings. In May 1997, the Company further reduced the working capital deficit by raising additional capital through a private placement of preferred stock and a replacement of its credit facilities with a new $2.5 million line of credit.

At December 31, 1996, $1,253,000 was outstanding under the Company's credit facility with Chase. An additional $2 million, of which $150,000 is being used to support a contingent letter of credit securing the Company's New York lease, was available under a separate line of credit obtained from Chase. However, as the result of certain defaults with respect to covenants in the agreements, Chase had, at December 31, 1996, suspended the Company's right to obtain additional borrowings under the agreements. Subsequent to December 31, 1996 the Company repaid all amounts outstanding, and in May 1997, Chase extended a new $2.5 million one-year line of credit to the Company. The collateral terms are essentially the same as those of the Reducing Revolving Credit Agreement. The replacement line of credit bears interest at the rate of 2% above Chase=s prime rate and expires in June 1998.

The Company acquired EJL in February 1996. Under the Original Agreement, the Company was to be required through February 2001 to make annual additional purchase price payments to the Sellers equal to 5% of the revenues of the acquired operations, subject to certain adjustments, up to a maximum of $12,000,000. Payments were to be made 75% in cash and 25% through the issuance of shares of the Company's common stock. A minimum payment of $1,750,000 was required, and made, in 1996, the cash portion of which ($811,000) was financed with the bank overdraft. In May 1997, the Company and the former owners of EJL agreed to a revision to the Original Agreement. Under a Revised Agreement, the total purchase price has been reduced to $9.6 million, of which $5.9 million has been paid through December 31, 1996 through cash payments of $4.8 million and the issuance of 189,183 shares of common stock, and the remaining $3.7 million will be paid in cash in varying monthly installments form June 1999 through March 2009. Accordingly, the acquisition of EJL will not place demands on the Company's capital resources until 1999.

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

The Company believes that cash flows from operations, together with funds available under the Company's credit facility with Chase, and the working capital obtained from the issuance of the Series A Stock will be sufficient to meet the Company's cash needs for its existing business and any potential acquisitions over the next twelve months.

 PART II OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits
                    None

(b)               Reports on Form 8-K
                    None

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             LOIS/USA INC.

Date: July 3, 1997                           By /S/ ROBERT K. STEWART
                                            -------------------------
                                               ROBERT K. STEWART
                                               Executive Vice President
                                               Chief Financial and
                                               Accounting Officer