Form 10QSB
period 1997-06-30
LOIS/USA INC
filed 1997-08-11
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                       OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes___ No___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the Issuer=s classes of common equity, as of the latest practicable date: 2,366,692 Transitional Small Business Disclosure Format (check one): Yes____ No_X_.

PART I-FINANCIAL INFORMATION                                             Page
                                                                         Number
Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            December 31, 1996 and
            June 30, 1997...................................................F-1

            Consolidated Statements of Operations for the
              Three Months Ended June 30, 1996
              and 1997......................................................F-2

            Consolidated Statements of Operations for the
              Six Months Ended June 30, 1996
              and 1997......................................................F-3

            Consolidated Statements of Changes In
              Stockholder's (Deficit) For the Six Months
              Ended  June 30, 1997..........................................F-4

            Consolidated Statements of Cash Flows for
              the Six Months Ended June 30, 1996
              And 1997......................................................F-5

            Notes to Consolidated Financial Statements......................F-6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................................

PART II-OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.................................11

SIGNATURE....................................................................12


                                          LOIS/USA INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


                                                    (UNAUDITED)

                                                  (000's omitted)

                                            December 31,   June 30,
                                                1996         1997
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $    567      $1,602
   Accounts receivable, net                     21,788      31,829
   Expenditures billable to clients              1,702       1,397
   Other current assets                            470         609
                                                 ------      ------
              Total current assets              24,527      35,437


PROPERTY AND EQUIPMENT, at cost                  2,948       3,016
   Less-Accumulated depreciation and            (2,112)     (2,304)
      amortization                              -------     -------
          Net property and equipment               836         712
                                                -------     -------
OTHER ASSETS:
   Deferred financing costs                        350         552
   Goodwill                                     18,118      13,307
     Other assets                                  165         159

              Total other assets                18,633      14,018
                                               -------     -------
              Total assets                     $43,996     $50,167
                                               =======     =======

                                            December 31,  June 30,
 LIABILITIES AND STOCKHOLDERS'                  1996        1997
             EQUITY (DEFICIT)

 CURRENT LIABILITIES:
  Bank overdraft                                $2,865    $  -
  Accounts payable                              29,285      42,761
  Accrued expenses and other
    current liabilities                          1,423         836
  Bank loans                                     1,580         550
  Advance billings                               2,362       1,253
  Rent payable - Current                         1,333       1,141
                                                ------      -----
      Total current liabilities                 38,848      46,541
                                                ------      ------
  OTHER LIABILITIES:
   Lease related reserves                        4,834       4,294
   Equity subject to put rights                    270          -
   Deferred purchase price                       5,939       2,680
                                                ------      ------
         Total other liabilities                11,043       6,974
                                                ------      ------
              Total liabilities                 49,891      53,515
                                                ------      ------


REDEEMABLE PREFERRED STOCK                       -           2,160

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, par value $.01 per share:
  1,000,000 shares authorized; no shares
   issued and outstanding
 Common stock, par value $.01 per share:
  20,000,000 shares authorized; 2,555,875 and
  2,366,692 issued and outstanding                  26          24
  Additional paid-in capital                     5,757       4,894
 Accumulated deficit                           (11,678)    (10,426)
                                               -------     -------
       Total stockholder's equity (deficit)     (5,895)    ( 5,508)
                                               -------      -------
         Total liabilities and stockholders'
                 equity (deficit)              $43,996     $50,167
                                               =======     =======
The accompanying notes are an integral part of these consolidated statements.



                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997

                                   (UNAUDITED)


               (000's omitted except for per share and share data)

REVENUE:                                             1996                 1997
                                                     ----                 ----
     Commissions and fees                         $13,688              $15,900
                                                  -------              -------
OPERATING EXPENSES:
         Salaries and related costs, net            9,122                9,672
         Other operating expenses                   3,798                4,137
         Amortization and depreciation                324                  687
                                                   ------               ------

               Total operating expenses            13,244               14,496
                                                   ------               ------

OPERATING INCOME                                      444                1,404

NONOPERATING EXPENSES:
         Interest, net                                 (6)                  46
         Amortization of deferred financing costs      28                   72
                                                       --                  ---
                  Total nonoperating expenses          22                  118
                                                       --                  ---

INCOME BEFORE PROVISION FOR                           422                1,286
 INCOME TAXES

PROVISION FOR INCOME TAXES                            169                   34
                                                     ----                   --

NET INCOME (LOSS)                                     253                1,252

PREFERRED STOCK
         DIVIDEND REQUIREMENT                           -                    4
                                                   ------               ------

NET INCOME APPLICABLE
         TO COMMON STOCK                             $253               $1,248
                                                   ======               ======


NET INCOME PER COMMON                                $.10                 $.50
                                                   ======               ======
  SHARE

WEIGHTED AVERAGE NUMBER OF                      2,521,123            2,492,814
                                                =========            =========
 COMMON  AND COMMON EQUIVALENT
 SHARES  OUTSTANDING


  The accompanying notes are an integral part of these consolidatedstatements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, AND 1997

                                   (UNAUDITED)

               (000's omitted except for per share and share data)

INCOME:                                              1996             1997
                                                     ----             ----
    Commissions and fees                           $7,546           $8,210
                                                   ------           ------
OPERATING EXPENSES:
    Salaries and related costs, net                 4,570            4,683
    Other operating expenses                        2,393            2,355
    Amortization and depreciation                     162              319
                                                    -----            -----
         Total operating expenses                   7,125            7,357
                                                   ------            -----

OPERATING INCOME                                      421              853

NONOPERATING EXPENSES:
    Interest, net                                      (3)              (6)
    Amortization of deferred financing costs           14               50
                                                       --               --
         Total nonoperating expenses                   11               44
                                                       --               --

INCOME BEFORE PROVISION FOR
    INCOME TAXES                                      410              809

PROVISION FOR INCOME TAXES                            164                -
                                                      ---             ----

NET INCOME (LOSS)                                     246              809

PREFERRED STOCK
    DIVIDEND REQUIREMENT                                -                4
                                                   ------           ------

NET INCOME APPLICABLE
    TO COMMON STOCK                                  $246             $805
                                                     ====             ====
NET INCOME PER COMMON                                $.09             $.32
    SHARE                                            ====             ====

WEIGHTED AVERAGE NUMBER OF                      2,521,123        2,524,344
    COMMON AND COMMON EQUIVALENT                =========        =========
    SHARES OUTSTANDING


 The accompanying notes are an integral part of these consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER=S (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                            (Unaudited 000'S omitted)

                                          Common        Common        Additional
                                           Stock         Stock          Paid-in           Accumulated
                                          Shares       Par Value        Capital              Deficit             Total
BALANCE, January 1, 1997                 2,556            $26            $5,757            $(11,678)            $(5,895)

EJL Settlement - return of shares         (189)            (2)             (863)               (865)
(Note 2)
Net income                                  -              -                 -                1,252               1,252
                                         -----           -----          -------            --------               -----
BALANCE, June 30, 1997                   2,367           $ 24           $ 4,894            $(10,426)            $(5,508)
                                         =====           ====           =======            ========             =======

                   The accompanying notes are an integral part of these consolidated statements


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)
                                 (000's omitted)


CASH FLOWS FROM OPERATING ACTIVITIES:                       1996        1997
                                                            ----        ----
   Net income                                               $253       $1,252
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
      activities:
   Depreciation                                              218          192
   Amortization of deferred financing costs                   28           72
   Decrease in deferred tax asset                            117            -
   Amortization of goodwill                                  106          495
   Loss on sale of asset                                       -           16
   (Increase) in accounts receivable                      (3,091)     (10,041)
   Decrease in expenditures billable to clients            1,067          305
   (Increase) in prepaid income taxes                        (76)           -
   (Increase) decrease in other current assets               530         (139)
   Decrease in other assets                                                 6
   Increase (decrease) in bank overdraft                       -       (2,865)
   Increase (decrease) in accounts payable                (1,422)      12,742
   (Decrease) in accrued expenses                              -         (587)
   (Decrease) in advanced billings                             -       (1,109)
        NET CASH PROVIDED BY (used in)
          OPERATING ACTIVITIES                            (2,270)         339
                                                          ------        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                  (81)         (68)
   Cash paid for acquisition, net of cash acquired        (1,314)           -
   Cash paid for acquisition                              (1,594)         (92)
           NET CASH USED IN INVESTING
             ACTIVITIES                                   (2,989)        (160)
                                                         -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Redeemable Preferred Stock                    -        2,160
   Proceeds (repayment) of credit facility                 5,202       (1,030)
   Increase in deferred financing costs                     (225)        (274)
           Net cash provided by (used in)
           financing activities                            4.977          856
                                                          ------        -----

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     (282)       1,035
CASH AND CASH EQUIVALENTS, beginning
   of period                                               1,729          567
                                                           -----        -----
CASH AND CASH EQUIVALENTS, end of period                  $1,447       $1,602
                                                          ======       ======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                                                 $    92       $   53
Income taxes                                             $    91       $   34

 The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1996.

In the opinion of management, the information furnished reflects all adjustments, all of which are of normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

In May 1997 the Company issued shares of its Series A Preferred Stock. The Series A Preferred Stock has a cumulative dividend. Accordingly, net income per common share is computed on the basis of net income reduced by the dividend requirement accumulating during the period ("net income applicable to common stock").

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

In May 1997, the Company and the Sellers agreed to revise the terms of the Original Agreement. Under the revised terms, the Sellers will receive a total of $9,646,000, comprised of (i) the $4,000,000 cash paid at the closing (ii) cash payments of $811,000 made during fiscal 1996, (iii) $1,135,000 through the retention of 189,183 shares (of the total of 378,366 shares) of common stock issued to them through December 31, 1996 under the Original Agreement (the remaining 189,183 shares to be returned to the Company), and (iv) future cash payments totaling $3,700,000, payable $135,000 quarterly commencing June, 1999 through March 2004 and then $50,000 quarterly commencing June 2004 through March 2009. The revised purchase price, with the future payments discounted at a rate of 6.5% per annum, is $8,612,000, which is $4,408,000 less than the purchase price recorded under the Original Agreement. The recording of the effects of the revisions of the terms of the acquisition is reflected in the Company's consolidated financial statements in the second quarter of fiscal 1997, and had the effect, relative to December 31, 1996 amounts, of (i) reducing goodwill by $4,408,000, (ii) reducing the liability for the future payments by $3,273,000,
(iii) eliminating the $270,000 for redeemable common stock, and (iv) reducing stockholders' equity by $865,000. The reduction in goodwill will reduce the annual amortization by $220,000.

The following unaudited pro forma consolidated results of operations for the six months ended March 31, 1996 is presented as if the EJL acquisition had been made on the terms in the Original Agreement at the beginning of the period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations under the ownership and management of the Company.


         (In thousands except per share amounts)                1996
                                                                ----
         Commissions and fees                                $14,017
         Operating (loss)                                       (347)
         Net loss                                               (139)
         Net loss per common share                             $(.06)

3.     REDUCING REVOLVING CREDIT FACILITY

Concurrent with the Company's January 1995 registered direct placement of shares of its common stock (the "Offering") and the repayment of a subordinated loan, the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with Chase Manhattan Bank ("Chase"). Upon consummation of the Company's Offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the Company's Offering, enabled the Company to repay an outstanding subordinated loan. Amounts outstanding under the Reducing Revolving Credit Agreement bear interest at the highest rate determined with reference to one of several fluctuating rate bases. The 1995 and 1996 interest rates under the credit facility were 10% and 9.7%, respectively. The Reducing Revolving Credit Agreement contains certain affirmative and negative covenants customary in an agreement of this nature. The terms of the Reducing Revolving Credit Agreement prohibit the Company from paying dividends on its common stock.

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

Concurrent with the acquisition of EJL in February 1996, Chase amended the January 1995 Reducing Revolving Credit Agreement to increase the facility to $3,833,000, extend the maturity date through June 30, 1999 and require quarterly amortization of $250,000 commencing March 31, 1996. The Company will be required to prepay amounts outstanding under the Reducing Revolving Credit Agreement equal to 100% of Excess Cash Flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of Excess Cash Flow above $300,000 for any year. Excess Cash Flow is defined as actual cash flow of the Company less 110% of debt amortization. For the year ended December 31, 1995, this requirement was waived. At December 31, 1996, the balance outstanding under this agreement was $1,580,000 and an additional $1,253,000 was available. However, as a result of defaults with respect to other covenants in the agreement, at December 31, 1996 Chase had suspended the Company's right to obtain additional borrowings. Subsequent to year end the Company repaid all amounts outstanding under the Reducing Revolving Credit Agreement. In May 1997, Chase extended to the Company a new $2.5 million line of credit, to replace the Reducing Revolving Credit Agreement, having collateral terms essentially the same as those of the Reducing Revolving Credit Agreement. The replacement line of credit bears interest at the rate of 2% above Chase prime rate and expires in June 1998.

In 1996, the Company had a $2 million uncommitted line of credit. There were no borrowings outstanding as of December 31,1996. Of this facility, $150,000 has been set aside for a contingent letter of credit in favor of the landlord of the office space leased in New York would be payable in an event of default. Amounts borrowed will bear interest at a rate to be negotiated upon borrowing.

There were approximately $268,000 in fees and expenses incurred in connection with the initial Reducing Revolving Credit Agreement. These costs were being amortized over the initial three-year period of the loan. Costs to extend the facility of approximately $175,000 were being amortized over the period from 1996 through 1999. Concurrent with the new credit facility from Chase in May 1997, all deferred financing fees are being amortized over a 13 month period ending June 30, 1998.

4.     REDEEMABLE PREFERRED STOCK

In May 1997, the Company privately offered and sold 2,160 shares of 10% Series A Convertible Preferred Stock (the "Series A Preferred Stock") at $1,000 per share. Net proceeds to the Company, after the payment of placement agent fees and offering costs, were approximately $2 million.

The Series A Preferred Stock is convertible by the holders, into shares of the Company's common stock, at a conversation price of $6.50 per share beginning September 16, 1997. The Company is required to redeem the Series A Preferred Stock, if not earlier converted or redeemed, for $1,000 per share on May 19, 2002.

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



                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1997.

Revenues from commissions and fees increased to $8,210,000 for the second quarter of fiscal 1997 from $7,546,000 for the three months ended June 30, 1996. The increase of $664,000 or 8.8% resulted from commissions and fees earned from both increased assignments for existing clients and assignments for new clients. The Company's Year 2K Communications unit, which was formed to offer services in non-traditional advertising, began operations in March 1997 but did not have material revenues in the second quarter.

Operating expenses increased from $7,125,000 for the three months ended June 30, 1996 to $7,357,000 for the second quarter of fiscal 1997, but decreased from 99.4% of revenues in the second quarter of fiscal 1996 to 89.6% of revenues for the three months ended June 30, 1997. The 89.6% for the current year also represents a decline from the percentage of all of fiscal 1996, which was 119.9% including non-recurring charges of $3.6 million and 104.4% exclusive of those non-recurring charges. The reduction in operating expenses, relative to revenues, resulted principally from reducing salaries and related costs, to 57% of revenues for the second quarter of fiscal 1997 from 60.6% of revenues for the three months ended June 30, 1996 and 70.3% for the full fiscal 1996 year. The reduction of personnel costs, relative to revenues, reflects the effects of both the increase in revenues and the elimination of certain staffing duplications and inefficiencies created when the Company acquired EJL in fiscal 1996.

Operating expenses exclusive of depreciation and amortization decreased from 92.3% of revenues in the second quarter of fiscal 1996 to 85.7% of revenues for the three months ended June 30, 1997. Depreciation and amortization increased by $157,000, reflecting a full quarter of amortization of the EJL assets and goodwill in the current year.

Interest expense, net of interest income, decreased by $3,000 from net interest income of $3,000 in the first quarter of fiscal 1996 to net interest income of $6,000 for the three months ended June 30, 1997.

Six months ended June 30, 1996 compared to six months ended June 30, 1997

Revenues from commissions and fees increased to $15,900,000 for the first half of fiscal 1997 from $13,688,000 for the six months ended June 30, 1996. The increase of $2,212,000 or 16.2% resulted from commissions and fees earned from both increased assignments for existing clients and assignments for new clients. Revenues increased by 8.8% in the second quarter of fiscal 1997 and by 25.2% in the first quarter of fiscal 1997. The lower growth rate in the second quarter, as compared to the first quarter, reflects the fluctuations in the Company's revenue levels that are normal to its business as the result of the effects of the timing of client advertisng expenditures.

Operating expenses increased from $13,244,000 for the six months ended June 30, 1996 to $14,496,000 for the first half of fiscal 1997, but decreased from 96.8% of revenues in the first half of fiscal 1996 to 91.2% of revenues for the six months ended June 30, 1997. The reduction in operating expenses, relative to revenues, resulted principally from reducing salaries and related costs, to 60.8% of revenues for the first half of fiscal 1997 from 66.6% of revenues for the six months ended June 30, 1996. The decrease in personnel expenses, as a percentage of revenues, was slightly less in the second quarter of fiscal 1997 than in the first quarter of fiscal 1997 due to the lower level of revenue growth.

Operating expenses exclusive of depreciation and amortization decreased from 94.6% of revenues in the first half of fiscal 1996 to 86.8% of revenues for the six months ended June 30, 1997. Depreciation and amortization increased by $363,000, reflecting a full half of amortization of the EJL assets and goodwill in the current year.

Interest expense, net of interest income, increased by $52,000, from net interest income of $6,000 in the first half of fiscal 1996 to net interest expense of $46,000 for the six months ended June 30, 1997. The increase in net interest expense reflects an increase experienced in the first quarter of fiscal 1997. The May 1997 placement of the Company's Series A Convertible Preferred Stock allowed the Company to reduce borrowings and invest the remaining proceeds in temporary interest bearing securities, which brought interest costs in the second quarter back to fiscal 1996 levels.

Liquidity And Capital Resources

The Company's 1996 net loss and its acquisition of EJL were primarily responsible for its negative working capital at December 31, 1996 of $14,321,000. The Company's working capital deficit was reduced to $11,104,000 at June 30,1997 as a result of cash flow from operations of $339,000, net of the elimination of the Company's December 31, 1996 $2,865,000 bank overdraft and additional capital of $2,160,000 raised through the issuance of the Series A Convertible Preferred Stock. The positive cash flow before the overdraft of $3,204,000 eliminated the overdraft and allowed the Company to reduce its bank borrowings.

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

The Company acquired EJL in February 1996. Under the Original Agreement, the Company was to be required through February 2001 to make annual additional purchase price payments to the Sellers equal to 5% of the revenues of the acquired operations, subject to certain adjustments, up to a maximum of $12,000,000. Payments were to be made 75% in cash and 25% through the issuance of shares of the Company's common stock. A minimum payment of $1,750,000 was required, and made, in 1996, the cash portion of which ($811,000) was financed with the bank overdraft. In May 1997, the Company and the former owners of EJL agreed to a revision to the Original Agreement. Under the Revised Agreement, the total purchase price has been reduced to $9.6 million, of which $5.9 million had been paid through December 31, 1996 through cash payments of $4.8 million and the issuance of 189,183 shares of common stock. The remaining $3.7 million will be paid in cash in varying monthly installments from June 1999 through March 2009. Accordingly, the acquisition of EJL will not place demands on the Company's capital resources until 1999.

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


                                     LOIS/USA INC.

Date: August 7, 1997             By  /s/  ROBERT K. STEWART
                                    ------------------------------------
                                    ROBERT K. STEWART
                                    Executive Vice President
                                    Chief Financial and
                                    Accounting Officer