Form 10QSB
period 1997-09-30
LOIS/USA INC
filed 1997-11-14
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                    OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 2,379,861
Transitional Small Business Disclosure Format (check one): Yes____ No_X_.

PART I-FINANCIAL INFORMATION                                           Page
                                                                       Number
Item 1.    Financial Statements

           Consolidated Balance Sheets as of
             December 31, 1996 and
             September 30, 1997...........................................F-1

           Consolidated Statements of Operations for the
             Three Months Ended September 30, 1996
             and 1997.....................................................F-2

           Consolidated Statements of Operations for the
             Nine Months Ended September 30, 1996
             and 1997.....................................................F-3

           Consolidated Statements of Changes In
             Stockholder's (Deficit) For the Nine Months
             Ended September 30, 1997.....................................F-4

           Consolidated Statements of Cash Flows for
             the Nine Months Ended September 30, 1996
             and 1997.....................................................F-5

           Notes to Consolidated Financial Statements.....................F-6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..................................................F-12

PART II-OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.......................F-16

SIGNATURE................................................................F-17

                         LOIS/USA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                 (000's omitted)

                                            DECEMBER 31,   SEPT. 30,
                                               1996          1997
ASSETS                                        -----          ----
CURRENT ASSETS:
   Cash and cash equivalents                $     567       $   359
   Accounts receivable, net                    21,788        22,834
   Expenditures billable to clients             1,702         1,072
   Other current assets                           470           704
                                                -----       -------
                    Total current assets       24,527        24,969

PROPERTY AND EQUIPMENT, at cost                2,948          3,151
   Less-Accumulated depreciation and          (2,112)        (2,456)
      amortization                             -----          -----
              Net property and equipment         836            695
                                               -----          -----
OTHER ASSETS:
 Deferred financing costs                        350             550
 Goodwill                                      1,118          13,133
 Other assets                                    165             156
                                               -----          ------
                Total other assets            18,633          13,839
                                              ------          ------
                Total assets                 $43,996         $39,503
                                             =======         =======

                                            December 31,    Sept. 30,
LIABILITIES AND STOCKHOLDERS                   1996            1997
EQUITY (DEFICIT)

 CURRENT LIABILITIES:
 Bank overdraft                            $2,865               $    -
 Accounts payable                          29,285               30,705
 Accrued expenses and
   other current liabilities                1,423                  900
 Bank loans                                 1,580                2,500
 Advanced billings                          2,362                1,033
 Rent payable - Current                     1,333                1,077
                                            ------               ------
    Total current liabilities              38,848               36,215
                                           ------               ------
 OTHER LIABILITIES:
  Lease related reserves                   4,834                4,025
  Equity subject to put rights               270                    -
  Deferred purchase price                  5,939                2,724
                                          ------                -----
  Total other liabilities                 11,043                6,749
                                          ------               ------
    Total liabilities                     49,891               42,964
                                          ------                -----


REDEEMABLE PREFERRED STOCK                   -                  2,160

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, par value
 $.01 per share:
   1,000,000 shares authorized;
   no shares issued and
   outstanding
 Common stock, par value $.01 per
 share: 20,000,000 shares
 authorized; 2,555,875 and
 2,367,090 issued and
 outstanding                                 26                  24
 Additional paid-in capital               5,757               4,897
 Accumulated deficit                    (11,678)            (10,542)
                                         ------              ------
   Total stockholder's
     equity (deficit)                    (5,895)             (5,621)
   Total liabilities and
      stockholders'
      equity (deficity)                 $43,996             $39,503
                                        =======             =======


  The accompanying notes are an integral part of these consolidated statements.


                        LOIS/USA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                  (UNAUDITED)

              (000's omitted, except for per share and share data)

INCOME:                                                   1996             1997
                                                          ----             ----
         Commissions and fees                           $7,942           $6,844
                                                       -------           ------
OPERATING EXPENSES:
         Salaries and related costs, net                 4,553           4,652
         Other operating expenses                        2,369           1,885
         Amortization and depreciation                     288             292
                                                         -----            ----
                  Total operating expenses               7,210           6,829
                                                         -----           -----
OPERATING INCOME                                           732              15

NONOPERATING EXPENSES:
         Interest, net                                     119              20
         Amortization of deferred financing costs           36             106
                                                           ---             ---
                  Total nonoperating expenses              155             126
                                                           ---             ---

INCOME BEFORE PROVISION FOR
         INCOME TAXES                                      577           (111)

PROVISION FOR INCOME TAXES                                 312              3
                                                           ---            ----

NET INCOME (LOSS)                                          265           (114)

PREFERRED STOCK
         DIVIDEND REQUIREMENT                                 -            54
                                                           ----          ----

NET INCOME (LOSS) APPLICABLE
         TO COMMON STOCK                                   $265        ($168)
                                                           ====         ====
NET INCOME (LOSS) PER COMMON
         SHARE                                             $.10        ($.07)
                                                           ====        ======
WEIGHTED AVERAGE NUMBER OF
         COMMON AND COMMON EQUIVALENT
         SHARES OUTSTANDING                            2,536,836    2,366,683
                                                       =========    =========

The accompanying notes are an integral part of these consolidated statements.


                        LOIS/USA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                  (UNAUDITED)

              (000's omitted, except for per share and share data)

REVENUE:                                                1996              1997
                                                         ---              ----
         Commissions and fees                         $21,630          $22,746

OPERATING EXPENSES:
         Salaries and related costs, net               13,675           14,324
         Other operating expenses                       6,167            6,022
         Amortization and depreciation                    612              979
                                                       ------           ------

                  Total operating expenses             20,454           21,325
                                                       ------           ------

OPERATING INCOME                                        1,176            1,421

NONOPERATING EXPENSES:
         Interest, net                                    113               66
         Amortization of deferred financing costs          64              178
                                                           --              ---
                  Total nonoperating expenses             177              244
                                                          ---              ---

INCOME BEFORE PROVISION FOR                               999            1,177
 INCOME TAXES

PROVISION FOR INCOME TAXES                                481               37
                                                          ---               --
NET INCOME (LOSS)                                         518            1,140

PREFERRED STOCK
         DIVIDEND REQUIREMENT                              -                58
                                                          ----            ----

NET INCOME APPLICABLE
         TO COMMON STOCK                                 $518            $1,082
                                                         ====            ======

NET INCOME PER COMMON                                    $.21              $.44
         SHARE                                           ====              ====

WEIGHTED AVERAGE NUMBER OF
         COMMON  AND COMMON EQUIVALENT
         SHARES  OUTSTANDING                        2,522,093         2,450,770
                                                    =========         =========


 The accompanying notes are an integral part of these consolidated statements.


                                          LOIS/USA INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                             (Unaudited 000's omitted)

                                         Common       Common         Additional
                                         Stock        Stock          Paid-in          Accumulated
                                         Shares       Par Value      Capital          Deficit         Total

BALANCE, January 1, 1997                 2,556         $     26      $  5,757         $(11,678)        $ (5,895)

EJL Settlement - return of shares         (189)              (2)         (863)                             (865)
(Note 2)
Preferred stock dividend                                                    3              (4)               (1)
Net income                                --              --               --             1,140            1,140
BALANCE, Sept.  30, 1997                 2,367         $     24       $  4,897         $(10,542)        $ (5,621)
                                         =====         ========        =======         ========         =========

  The accompanying notes are an integral part of these consolidated statements


                        LOIS/USA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                  (UNAUDITED)
                                (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                     1996                     1997
                                                                                          ----                     ----
Net income                                                                                $518                   $1,140
Adjustments to reconcile net income to net cash
used in operating activities:
         Present value interest on deferred purchase price                                  -                        57
         Depreciation and amortization                                                     612                      979
         Amortization of deferred financing costs                                           64                      178
         Decrease in deferred tax asset                                                    117                        -
         Loss on sale of asset                                                              -                        16
Increase in accounts receivable                                                         (2,387)                  (1,046)
Decrease in expenditures billable to clients                                             1,583                      630
Increase in prepaid income taxes                                                           (76)                       -
Increase decrease in other current assets                                                  517                     (234)
Decrease in other assets                                                                                              9
Decrease in bank overdraft                                                                  -                    (2,865)
Increase (decrease) in accounts payable                                                 (3,233)                     355
Decrease in accrued expenses                                                                -                      (523)
Decrease in advanced billings                                                               -                    (1,329)
         NET CASH USED IN                                                                ------                   ------
         OPERATING ACTIVITIES                                                           (2,285)                  (2,633)
                                                                                         -----                    -----
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                                         (114)                    (158)
         Cash paid for acquisition, net of cash acquired                                (3,138)                      -
         Cash paid for acquisition                                                        (592)                    (118)
                  NET CASH USED IN INVESTING
                    ACTIVITIES                                                          (3,844)                    (276)
                                                                                         -----                      ---
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for preferred dividends                                                                                    (1)
Proceeds from redeemable preferred stock                                                   -                      2,160
Net Proceeds of credit facility                                                          5,300                      920
Increase in deferred financing costs                                                      (225)                    (378)
                                                                                           ---                      ---
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                       5,075                    2,701
                                                                                         -----                    -----
         NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,054)                    (208)

CASH AND CASH EQUIVALENTS, beginning of period                                           1,729                      567
                                                                                         -----                      ---

CASH AND CASH EQUIVALENTS, end of period                                                  $675                     $359
                                                                                          ====                      ===
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                               $   213                   $   53
Income taxes                                                                           $    91                   $   37

  The accompanying notes are an integral part of these consolidated statements.


                        LOIS/USA INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1996.

In the opinion of management, the information furnished reflects all adjustments, all of which are of normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

In May 1997, the Company issued 2,160 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a cumulative dividend. Accordingly, net income per common share is computed on the basis of net income reduced by the dividend requirement accumulating during the period ("net income applicable to common stock").

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

In June 1997, the Financial Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which supersedes Statement of Financial Accounting Standard No. 14, Financial Reporting for Segments of Business Enterprise. SFAS 131 establishes standards for the manner in which public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company operates in a single business segment and, accordingly, the implementation of SFAS 131 is not presently expected to have an impact on the Company's consolidated financial statements.

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

Pursuant to the original Stock Purchase Agreement (the "Original Agreement"), between the Company and the shareholders of EJL (the "Sellers"), the Company made an initial cash payment of $4,000,000 and issued to the Sellers 333,333 shares of the Company's common stock, par value $.01 per share ("Common Stock"), which were valued at $6.00 per share.

The Original Agreement provided that the Sellers were to receive as additional purchase price, an amount equal to the lesser of: (i) 5% of the combined revenue of Lois/USA and EJL, as defined in the Original Agreement, or (ii) $12,000,000 (the "Additional Purchase Price") over a period of five years from the date of the acquisition. Payments were to be made in the ratio of 75% cash and 25% in Common Stock, valued at $6.00 per share for the first four quarters and thereafter valued at the fair market value of the Common Stock as defined in the Original Agreement. At least $1,750,000 of Additional Purchase Price was payable for the year ending December 31, 1996. Additionally, the Original Agreement provided that the Sellers would receive minimum Additional Purchase Price cash payments of $6,000,000. If, by December 31, 1999, the Sellers had not received such cash payments, the difference between the $6,000,000 amount and the cash paid through that date was to be paid to the Sellers by (i) first, allowing the Sellers to require the Company to repurchase, or "put" to the Company, shares of Common Stock issued to them as Additional Purchase Price (but not the 333,333 shares of Common Stock issued at the initial closing), on a last issued, first repurchased basis, at the per share values at which the shares were issued, and
(ii) second, if such repurchases did not cause the total cash Additional Purchase Price payments to equal $6,000,000, making a cash payment to the Sellers of the remaining difference. In 2001, the Sellers were also to receive a final payment of $750,000, payable in shares of Common Stock. The final $750,000 payment is not a component of the calculations above.

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

In May 1997, the Company and the Sellers agreed to revise the terms of the Original Agreement (the "Revised Agreement".) Under the Revised Agreement, the Sellers will receive a total of $9,646,000, comprised of (i) the $4,000,000 cash paid at the closing, (ii) cash payments of $811,000 made during 1996,
(iii) $1,135,000 through the retention of 189,183 shares (of the total of 378,366 shares) of Common Stock issued to the Sellers through December 31, 1996 under the Original Agreement (the remaining 189,183 shares to be returned to the Company), and (iv) future cash payments totaling $3,700,000, payable $135,000 quarterly commencing June 1999 through March 2004 and then $50,000 quarterly commencing June 2004 through March 2009. The adjusted purchase price pursuant to the Revised Agreement, with the future payments discounted at a rate of 6.5% per annum, is $8,612,000, which is $4,408,000 less than the purchase price recorded under the Original Agreement. The recording of the effects of the terms of the acquisition, was reflected in the Company's consolidated financial statements in the second quarter of fiscal 1997, had the effect, relative to December 31, 1996 amounts, of (i) reducing goodwill by $4,408,000, (ii) reducing the liability for future payments by $3,273,000, (iii) eliminating the $270,000 for redeemable common stock, and (iv) reducing stockholders' equity by $865,000. The reduction in goodwill will reduce the annual amortization by $220,000.

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1996 is presented as if the EJL acquisition had been made on the terms in the Original Agreement at the beginning of the period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations under the ownership and management of the Company.


         (In thousands except per share amounts)            1996

         Commissions and fees                             $21,959
         Operating income                                    (385)
         Net (loss)                                           (12)
         Net loss per common share                          $(.01)

3.       REDUCING REVOLVING CREDIT FACILITY

Concurrent with the Company's January, 1995 registered direct placement of shares of its common stock (the "Offering") and the repayment of a subordinated loan, the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with The Chase Manhattan Bank ("Chase"). Upon consummation of the Company's Offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the Company's Offering, enabled the Company to repay the subordinated loan. Amounts outstanding under the Reducing Revolving Credit Agreement bear interest at the highest rate determined with reference to one of several fluctuating rate bases. The 1995 and 1996 interest rates under the credit facility were 10% and 9.7%, respectively. The Reducing Revolving Credit Agreement contains certain affirmative and negative covenants customary in an agreement of this nature. The terms of the Reducing Revolving Credit Agreement prohibit the Company from paying dividends on its common stock.

Borrowings under the Reducing Revolving Credit Agreement are secured by (a) all of the assets of the Company's operating subsidiaries, (b) a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, (c) a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and (d) an assignment in favor of Chase of the key-man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

Concurrent with the acquisition of EJL in February 1996, Chase amended the Reducing Revolving Credit Agreement to increase the amount available under the facility to $3,833,000, extend the maturity date through June 30, 1999 and require quarterly amortization of $250,000 commencing March 31, 1996. The Company will be required to prepay amounts outstanding under the Reducing Revolving Credit Agreement equal to 100% of Excess Cash Flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of Excess Cash Flow above $300,000 for any year. Excess Cash Flow is defined as actual cash flow of the Company less 110% of debt amortization. For the year ended December 31, 1995, this requirement was waived. At December 31, 1996, the balance outstanding under this agreement was $1,580,000 and an additional $1,253,000 was available. However, as a result of defaults with respect to other covenants in the agreement, at December 31, 1996 Chase had suspended the Company's right to obtain additional borrowings. Subsequent to year end the Company repaid all amounts outstanding under the Reducing Revolving Credit Agreement. In May 1997, Chase extended to the Company a new $2.5 million line of credit, to replace the Reducing Revolving Credit Agreement, having collateral terms essentially the same as those of the Reducing Revolving Credit Agreement. The replacement line of credit bears interest at the rate of 2% above the Chase prime rate and expires in June 1998.

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

In October 1997, the Company entered into a revolving credit facility with Sanwa Business Credit Corporation ("Sanwa") which provides for borrowings up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a term of three years, with borrowings bearing interest at 2.5% above the London Interbank Offered Rate ("LIBOR"). Borrowings are secured by essentially all of the assets of the Company, including the common shares and assets of the Company's subsidiaries. Upon the execution of the new facility the Company initially borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Chase Reducing Revolving Credit Facility and the Chase Reducing Revolving Credit Facility was terminated. The $2.5 million initially borrowed under the Sanwa facility was subsequently repaid.

4.       REDEEMABLE PREFERRED STOCK

In May 1997, the Company privately offered and sold 2,160 shares of 10% Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock") at $1,000 per share. Net proceeds to the Company, after the payment of placement agent fees and offering costs, were approximately $2 million.

The Series A Preferred Stock is convertible by the holders thereof into shares of the Company's common stock, at a conversion price of $6.50 per share beginning September 16, 1997. The Company is required to redeem the Series A Preferred Stock, if not earlier converted or redeemed, for $1,000 per share on May 19, 2002.

Dividends on the Series A Preferred Stock are payable quarterly at a rate of $25 per share. Holders were given the right to elect to receive the first four dividend payments in the form of shares of the Company's common stock, valued at $6.50 per share, and the holders of 1,375 shares of the Series A Preferred Stock have so elected. The Company issued 398 shares of common stock in July 1997 for the dividend payable at that time.

                     MANAGEMENT'S DISCUSSION OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1997.

Revenues from commissions and fees for the three months ended September 30, 1997 decreased by $1,098,000 or 13.8% to $6,844,000 from $7,942,000 for the third quarter of 1996. The decline in revenues in the third quarter was primarily the result of lower revenues for the Company's Los Angeles agency, which experienced a loss of clients and a reduction in revenues during the third quarter of 1997. The Company cannot predict when, or if, the Los Angeles agency will obtain new clients or assignments to replace the lost business; however, in October 1997 the staffing of the Los Angeles agency was reduced to bring it into line with its reduced volume of revenue.

Operating expenses decreased from $7,210,000 for the three months ended September 30, 1996 to $6,829,000 for the three months ended September 30, 1997, but increased from 90.8% of revenues in the 1996 period to 99.8% of revenues in the 1997 period due to the decline in revenues. Personnel expenses were 57.3% of revenues in the three months ended September 30, 1996, as compared to 68.0% of revenues in the three months ended September 30, 1997, due to the decline in Los Angeles revenues. As discussed above, the staffing of the Los Angeles agency was reduced subsequent to September 30, 1997. Other operating expenses decreased from $2,369,000 for the three months ended September 30, 1996 to $1,885,000 for the three months ended September 30, 1997, a decline of $484,000 from 29.8% of revenues to 27.5% of revenues. The decrease reflects both the effects of the cost reduction and control measures initiated in the last half of 1996, and the effect of the decline in revenues on expenses, which fluctuate with the volume of client assignments. Operating expenses, exclusive of depreciation and amortization, increased from 85.5% of revenues for the three months ended September 30, 1996 to 95.5% of revenues for the three months ended September 30, 1997 due to the decline in revenues.

Interest expense, net of interest income, declined from $119,000 for the three months ended September 30, 1996 to $20,000 for the three months ended September 30, 1997 due to lower average borrowings. The amortization of deferred financing costs increased by $70,000 as a result of the amortization of all remaining costs related to the Chase Reducing Revolving Credit facility's replacement by the Sanwa facility.

Due principally to the decline in revenues, the Company incurred a net loss of $114,000 for the third quarter of 1997, as compared to net income of $265,000 for the third quarter of 1996.

Nine months ended September 30, 1996 compared to Nine Months ended September 30, 1997

Revenues from commissions and fees increased to $22,746,000 for the nine months ended September 30, 1997 from $21,630,000 for the nine months ended September 30, 1996. The net increase of $1,116,000 or 5.2% for the year to date period reflects the offsetting effects of the 13.8% decline in third quarter revenues discussed above and a 16.2% increase in revenues experienced in the first half of 1997, which resulted from both assignments from new clients and increased assignments from existing clients. The Company's revenues will fluctuate from period to period as the result of the effects of the timing of client advertising expenditures. As a result, the rate of growth or decline in the Company's revenues in any one quarter may not be indicative of future trends.

Operating expenses increased from $20,454,000 for the nine months ended September 30, 1996 to $21,325,000 for the nine months ended September 30, 1997, but decreased from 94.6 of revenues in the nine months ended September 30, 1996 to 93.8% of revenues for the nine months ended September 30, 1997. Operating expenses decreased to 63.0% of revenues for the nine months ended September 30, 1997 from 63.2% of revenues for the nine months ended September 30, 1996 as a result of reducing salaries and related costs. Other operating expenses decreased to 26.5% of revenues for the 1997 year to date period from 28.5% for the comparable period in fiscal 1996. Salaries and related costs had been reduced to 60.8% of revenues through June 30, 1997, but the third quarter decline in revenues in the Los Angeles agency had an adverse effect of this percentage. As discussed above, subsequent to September 30, 1997 the Company reduced staffing levels in Los Angeles.

Operating expenses, exclusive of depreciation and amortization, decreased from 91.7% of revenues in the nine months ended September 30, 1996 to 89.4% of revenues for the nine months ended September 30, 1997. Depreciation and amortization increased by $367,000, reflecting nine months of amortization of the EJL assets and goodwill in the current year.

Interest expenses, net of interest income, decreased by $47,000, from net interest expense of $113,000 in the nine months ended September 30, 1996 to net interest expense of $66,000 for the nine months ended September 30, 1997 due to lower borrowings, while the amortization of deferred financing costs increased by $114,000 principally as the result of the amortization of all remaining costs related to the Chase Reducing Revolving Credit facility's replacement by the Sanwa facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's 1996 net loss and its acquisition of EJL were primarily responsible for its negative working capital at December 31, 1996 of $14,321,000. The Company's working capital deficit was reduced to $11,246,000 at September 30, 1997 as a result of cash flow from operations of $232,000, net of the elimination of the Company's bank overdraft of $2,865,000 at December 31, 1996 and additional capital of $2,160,000 raised through the issuance of the Series A Convertible Preferred Stock.

At December 31, 1996, $1,580,000 was outstanding under the Chase Reducing Revolving Credit Facility. An additional $2 million, of which $150,000 is being used to support a contingent letter of credit securing the Company's New York lease, was available under a separate line of credit obtained from Chase. However, as the result of certain defaults with respect to covenants in the agreements, Chase had, at December 31, 1996, suspended the Company's right to obtain additional borrowings under the agreements. Subsequent to December 31, 1996, the Company repaid all amounts outstanding, and in May 1997, Chase extended a new $2.5 million one-year line of credit to the Company. The collateral terms are essentially the same as those of the Reducing Revolving Credit Agreement. The replacement line of credit bears interest at the rate of 2% above Chase's prime rate and expires in June 1998.

The Company acquired EJL in February 1996. Under the Original Agreement, the Company was required to make annual additional purchase price payments through February 2001 to the Sellers equal to 5% of the revenues of the acquired operations, subject to certain adjustments, up to a maximum of $12,000,000. Payments were to be made 75% in cash and 25% through the issuance of shares of the Company's common stock. A minimum payment of $1,750,000 was required, and made, in 1996, the cash portion of which ($811,000) was financed with the bank overdraft. In May 1997, the Company and the former owners of EJL agreed to a revision to the Original Agreement. Under the Revised Agreement, the total purchase price has been reduced to $9.6 million, of which $5.9 million has been paid through December 31, 1996 through cash payments of $4.8 million and the issuance of 189,183 shares of common stock, and the remaining $3.7 million will be paid in cash in varying monthly installments from June 1999 through March 2009. Accordingly, the acquisition of EJL will not place demands on the Company's capital resources until 1999.

In May 1997, the Company raised additional capital of approximately $2 million through the private placement of 2,160 shares of Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock"). The Series A Convertible Preferred Stock accrues annual dividends of $100 per share, payable quarterly, which will reduce the net income attributable to the Company's common stock, and related earnings per share. However, the holders of 1,375 shares of the Series A Convertible Preferred Stock have elected to receive dividends for the first year in the form of shares of the Company's common stock, valued at the rate of $6.50 per share. Therefore, assuming no conversions, the Series A Convertible Preferred Stock will only require cash dividends of approximately $39,000 in 1997. The Series A Convertible Preferred Stock may be converted, at the Company's option, into shares of the Company's common stock, at a conversion price of $6.50 per share, beginning September 16, 1997.

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

In October 1997 the Company obtained a new revolving credit facility from Sanwa Business Credit Corporation ("Sanwa") which provides for borrowings up to $25 million based on a specified percentage of eligible accounts receivable. The Company will use the funds available under this credit facility both to finance its periodic operating requirements and to fund cash portions of the costs of future acquisitions. Amounts available under the facility are limited for the first 30 days. The Sanwa credit facility has a term of three years, with borrowings bearing interest at 2.5% above the LIBOR rate. Borrowings are secured by essentially all of the assets of the Company, including the common shares and assets of the Company's subsidiaries. Upon the execution of the new facility the Company initially borrowed $2.5 million, which was used to repay amounts outstanding under the Chase Reducing Revolving Credit Facility. The $2.5 million initially borrowed under the Sanwa facility was subsequently repaid.

The Company believes that cash flows from operations, together with funds available under the Company's credit facility with Sanwa, and the working capital obtained from the issuance of the Series A Stock will be sufficient to meet the Company's cash needs for its existing business and any potential acquisitions over the next twelve months.

PART II OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits

                  10.1 Loan and Security Agreement by and among LOIS/USA West, Inc., LOIS/USA Chicago, Inc. and LOIS/USA New York, Inc., as Borrowers, The Lenders named therein, and Sanwa Business Credit Corporation, as Agent and Lender dated as of October 28, 1997

(b)               Reports on Form 8-K

                  (i) Current Report on Form 8-K dated October 29, 1997.

                                   SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                     LOIS/USA INC.


Date:  November 14, 1997                    By /s/   ROBERT K. STEWART
                                               -----------------------
                                                     ROBERT K. STEWART
                                                     Executive Vice President
                                                     Chief Financial and
                                                     Accounting Officer