Form 10KSB
period 1997-12-31
LOIS/USA INC
filed 1998-04-01
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934

(Mark One)
[ X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934 [NO FEE REQUIRED]
For the transition period from ________ to ____________
                       Commission file number: 33-83894-NY

                                  LOIS/USA INC.
                 (Name of Small Business Issuer in its Charter)

             DELAWARE                                  13-3441962
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization                  Identification No.)


                  40 WEST 57TH STREET, NEW YORK, NEW YORK 10019
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (212)373-4700

Securities registered pursuant to Section 12(b) of the Act:               NONE

Securities registered pursuant to Section 12(g) of the Act:               NONE

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The registrant had revenues of $28,284,000, in its most recent fiscal year.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 1998, was $5,665,613 (based on the last trade on January 22, 1998 at $9.0625 per share). As of March 16, 1998, there were 2,439,861 shares of common stock, $.01 par value per share ("Common Stock"), outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Lois/USA Inc. (the "Company") is a full service advertising and marketing communications company operating on a national basis through advertising agencies located in Austin, Chicago, Dallas, Detroit, Houston, Los Angeles, New York and Salt Lake City. Through 1995, the Company operated principally in New York, through its Lois/USA New York, Inc. agency, and in Chicago, through its Lois/USA Chicago, Inc. agency. The Company also had less significant operations on the West Coast through the Lois, Colby/LA Agency ("Lois/Colby"), which was owned by Lois/USA West, Inc. ("West"), a wholly owned subsidiary of the Company. In 1996, the Company expanded its operations through the acquisition of Eisaman, Johns, and Laws Advertising, Inc. ("EJL"), a full-service advertising agency with offices in Chicago, Detroit, Houston and Los Angeles. The acquisition of EJL was a part of the Company's ongoing strategy and efforts to increase the size and economies of its operations, as well as to establish operations in other strategically selected locations, through acquisitions, internal expansion or other alliances. On December 31, 1997, the Company added a significant southwestern United States presence through the acquisition of Fogarty & Klein, Inc. ("F&K"), an advertising agency with offices in Austin, Dallas and Houston. F&K will operate as an independent agency within the Company's network.

         In addition to pursuing its strategy of expanding its operations through acquisitions in 1997, the Company continued the cost and operating revisions initiated in 1996 with EJL when it acquired that agency. As a result of these measures, the Company's operating results improved in 1997, to an operating loss of $816,000 compared to an operating loss of $4,598,000 in 1996. The Company initiated additional cost reduction measures in the last quarter of 1997 and plans further initiatives in 1998.

         From 1991 to 1994, the Company's growth was constrained by the need to pay interest on a $3.2 million subordinated note (the "Subordinated Note"). On January 3, 1995 the Company received $1,363,000 in net proceeds from a public offering by the Company of 300,000 shares of common stock (the "Offering"). Concurrent with consummation of the Offering, Chase Manhattan Bank, N.A. ("Chase Bank") provided the Company with a secured three-year reducing revolving credit facility (the "Reducing Revolving Credit Agreement") of $2.0 million and increased its line of credit to the Company from $1.0 million to $2.0 million. The Company used the proceeds of the Offering and the newly available bank financing to repay the Subordinated Note, which reduced the Company's debt burden and allowed management to begin to take steps to implement the Company's expansion strategy. In May 1997, the Company replaced the Reducing Revolving Credit Agreement with a one-year $2.5 million line of credit and raised additional capital of approximately $2.2 million through the private placement of shares of Series A Convertible Preferred Stock. In October 1997, the Company replaced the Chase Bank borrowings with a new revolving credit facility from Sanwa Business Credit Corporation ("Sanwa") which provides for borrowings of up to $25 million based on a specific percentage of the Company's accounts receivable balance. The additional capital available under the agreement with Sanwa will allow the Company to continue to pursue it acquisition growth strategy.

         George Lois, the Company's Co-Chairman and Co-Chief Executive Officer, is a widely respected creative innovator in the field of advertising with over 30 years of experience in the business. Among the successful slogans Mr. Lois has created during his career in advertising are slogans used by the MTV cable television network ("I want my MTV"), TIME magazine ("Make Time for Time") and Reebok athletic footwear and clothing ("Pump up and Air out"). THE WALL STREET JOURNAL has cited two advertising campaigns created by Mr. Lois-one for the Lean Cuisine line of frozen foods (Mr. Lois also created the product name "Lean Cuisine") and the other for the newspaper USA Today-among a list of thirteen marketing "milestones" of the 1980's. Through Mr. Lois' influence, the Company has established a reputation in the advertising industry for creative and effective advertising. Mr. Lois is the only living person to have been named to both the Art Directors Hall of Fame and the Creative Hall of Fame. The Art Directors Hall of Fame, established in 1972 by the Art Directors Club of New York, has 78 honorees. The Creative Hall of Fame, created by the One Club for Art and Copy in 1982, has 700 members, including copywriters and art directors.

         The Company was formed in 1978 when one of its operating subsidiaries, Lois/USA New York, Inc., was founded as a New York-based advertising agency. In the mid-1980s, the Company's management, led by Mr. Lois and Theodore Veru, the Company's Co-Chairman, Co-Chief Executive Officer and President, established the goal of building the Company into a national, full-service communications company with broad-based management and creative capabilities. In late 1987, the Company acquired the personnel, assets and accounts of the Chicago office of Grey Advertising, Inc. and subsequently changed the name of that agency to Lois/USA Chicago. Since that acquisition, the Chicago agency has grown by expanding its business with its existing clients and acquiring new clients. In 1989, the Lois firm consolidated its media buying services in Chicago. The Company believes it is currently the largest spot broadcast media buyer in the Chicago regional area.

         In addition to planning, creating and placing advertising, the Company offers its clients a broad range of other marketing communication services, including marketing consultation, consumer market research, direct-mail advertising, merchandising design and corporate identification services. The Company believes that creating a communications campaign that will effectively deliver the client's advertising message begins with a thorough understanding of the client's business and marketplace. The Company utilizes its research capabilities, which it views as one of its strengths, to provide clients with a marketing focus. The Company's research group performs such diversified services as market forecasting, test market sharing, package testing, and product testing. The Company attempts to differentiate its advertising services from those of other advertising agencies by combining the efforts and input of its research, creative, media planning and buying and marketing functions at the earliest stages of an assignment. The Company believes that creative media planning at the early stages of a project is often the key to a successful advertising campaign. The Company further believes that its approach, therefore, increases the chances of successful campaigns and sets the Company apart from its competitors, that generally create advertising campaigns sequentially, first by conducting research, then by creating the advertising, and thereafter by planning the media placement. The Company is also developing new marketing initiatives to better serve its existing clients and to create opportunities to attract new clients.

ACQUISITION OF EISAMAN, JOHNS & LAWS ADVERTISING, INC.

         On February 12, 1996, the Company acquired all of the outstanding shares of capital stock of Eisaman, Johns & Laws Advertising, Inc., a California corporation, pursuant to a Stock Purchase Agreement (the "Original Agreement") between the Company and the shareholders of EJL. The Original Agreement provided for the acquisition of all of the shares of the common stock of EJL for an initial payment of $6.0 million, comprised of $4.0 million in cash and $2.0 million paid through the issuance of 333,333 shares of the Company's Common Stock. The shares of the Company's Common Stock were issued from its existing authorized capital stock, and the cash was paid out of working capital and additional bank debt. In addition, the Company was to pay the EJL shareholders 5% of the revenue of the EJL operations over the next five years, subject to certain adjustments. These payments were to be made partly in cash and partly through the issuance of additional shares of the Company's Common Stock. The total purchase price to be paid to EJL stockholders was to range from a minimum of $12.75 million to a maximum of $18.75 million.

         In May 1997, the Company and the former owners of EJL agreed to amend the Original Agreement (the "Revised Agreement"). Under the Revised Agreement, the total purchase price was reduced to $9.6 million, of which $5.9 million has been paid through December 31, 1997, through cash payments of $4.8 million and the issuance of 189,183 shares of the Company's Common Stock, and the remaining $3.7 million will be paid in cash in varying monthly installments from June 1999 through March 2009. See Note 3 of Notes to the Consolidated Financial Statements.

ACQUISITION OF FOGARTY & KLEIN, INC.

         On December 31, 1997, the Company completed its purchase of all of the outstanding shares of common stock of Fogarty & Klein, Inc. and its subsidiaries, pursuant to a Stock Purchase Agreement between the Company and the stockholders of F&K (the "F&K Agreement"). The aggregate purchase price was $10.8 million. The Company made an initial payment of $4.036 million, comprised of a cash payment of $3.5 million, and the issuance of 50,000 shares of the Company's Common Stock and warrants for the purchase of 39,000 shares of the Company's Common Stock, exercisable through December 31, 2000 at an exercise price of $10.00 per share.

         The F&K Agreement requires that the Company make additional purchase price payments on the first, second and third anniversaries of the acquisition. On December 31, 1998, the sellers will receive an additional cash payment of $1.125 million, and warrants for the purchase of 50,000 shares of the Company's Common Stock exercisable through December 31, 2001, at an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1.125million and to issue an additional 50,000 warrants, exercisable through December 31, 2002, at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3.25 million, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the actual commissions and fees of F&K for the three years ending December 31, 2000, from clients existing at the time of the acquisition. Concurrent with the acquisition of F&K the Company entered into certain employment contracts with the three senior officers of F&K that provide for aggregate compensation of $4,950,000 over the next five years. See Item 10-Executive Compensation- Employment Contracts. Of that amount $1.2 million has been treated as a component of the purchase price.


EXPANSION STRATEGY

          The Company's expansion program is intended to provide clients throughout the United States with the advantages of national creative and marketing resources coupled with the immediacy and responsiveness of direct local access to service personnel. In addition, the Company believes that acquisitions provide an efficient and effective method of acquiring both new clients and established creative and media placement functions to service them. An acquisition may also add particular research or creative talents, the benefits of which the Company attempts to maximize by making the resources of each of its agencies' research and creative departments available to projects and clients of other Company agencies. As a result, personnel from the various agencies will interact on client marketing and advertising projects.

         The Company's expansion strategy was initially focused on Chicago, Los Angeles and New York. The Company believes that these markets have significant growth potential and that acquisitions in these locations would add both clients and revenues while offering the Company an opportunity to realize economies of scale through the combination of certain functions of the acquired operations with the Company's existing operations. As the first step in this program, in December 1993, the Company formed Lois/USA West (now operating as Lois/EJL Los Angeles) to develop new clients in the western United States and to assist its existing clients in the area. This unit now holds the assets of the Los Angeles office acquired from EJL. EJL's Chicago office was combined with Lois/USA Chicago, Inc. and operates as Lois/EJL Chicago. By consolidating these regional offices, the Company is taking advantage of economies of scale through shared infrastructure.

         The Company continued to implement its expansion strategy in 1997 with its acquisition of F&K. F&K will operate as a separate network within the Company, and its offices in Austin, Dallas and Houston will provide the Company with reentry to and a significant presence in the southwestern United States.

         Management believes that the Company's expansion strategy will enable the Company to realize greater creative and management depth, economies of scale, and increased revenues and profitability. In addition, it believes that the widely known "Lois" name will have significant value in seeking potential acquisition candidates and that such candidates will be attracted to the Company's reputation for creative and effective advertising, its entrepreneurial management culture, the opportunities the Company offers for personal and business growth and the absence of numerous levels of management. To maximize the opportunities for economies of scale, the financial and administrative management of the Company's agencies is centralized, to the extent possible, at the Company's headquarters in New York, and a substantial portion of the media buying function for all agencies' clients is conducted by the media buying group in Chicago. The operations of each agency are overseen by the Company's senior management, which sets specific performance goals for each agency, and regularly monitors the agencies' performance through meetings with local management and monthly reporting.

         In investigating a potential acquisition, the Company, after identifying the opportunity, will study the agency's business to determine if it is complementary with the Company's existing business and creative philosophies. To reduce both the immediate cash needs and the risk that the Company will significantly overpay for an acquisition, the Company has, and will, generally attempt to negotiate acquisitions that involve payment of a portion of the total purchase price on a deferred basis based on the post-acquisition performance of the acquired operations. Additionally, the Company attempts to negotiate the payment of a portion of the acquisition price in the form of the issuance of shares of the Company's Common Stock, and will offer various forms of participation in the Company's Stock Option Plan to key employees of an acquired company as a means of creating an incentive for future performance.

         There can be no assurance that the Company will be able to successfully complete additional acquisitions. Additionally, although the Company attempts to study all potential acquisitions carefully and plan for their integration into the Company's operations, there can be no assurance that unforeseen circumstances or developments will not cause a particular acquisition to fail to have the desired effects on the Company's financial condition and results of operations.

THE ADVERTISING MARKET

         Total United States advertising spending in 1997 increased by 6.7% over the 1996 level. The 1997 increase in United States advertising expenditures has been greater than the general rate of economic growth, indicating increased emphasis on advertising. However, there can be no assurance that the economy, or advertising expenditures, will continue to grow at similar rates, or at all. The 1997 increase came after increases of 7.6% in 1996 and 7.7% in 1995.

          The Company experienced significant growth in 1994 and 1995 as the result of the addition of several large clients and increased spending by existing clients. Similar revenue growth was not experienced in 1996 due in large part to the shift of the Company's focus to completion of the EJL acquisition and the subsequent assimilation of its operations and implementation of cost reduction steps. The Company has reemphasized client growth and has acquired several new clients. During 1996, the Company's Chicago office was named one of the agencies recommended by the Chevrolet division of General Motors to provide marketing services to its dealer groups. New client growth continued in 1997, including the addition of assignments for Orthodontics Centers of America, Turtle Wax, Valvoline, Proscape and Decibel.

THE COMPANY'S CREATIVE STRATEGY

         In its creative approach, the Company attempts to distinguish itself from other full service advertising agencies by its relentless pursuit of the "big idea." The Company's philosophy is that advertising for a client's products or services should generate publicity as well as create product recognition. Accordingly, the Company attempts to develop a selling message that reaches the target audience for the client's product and at the same time becomes familiar to the general public. Ideally, the "big idea" not only leads to an advertising campaign, but creates various public relations opportunities for the client. For example, on several occasions newspapers, magazines, and radio and television stations have publicized the Company's advertising campaigns as news events. The Company believes that public familiarity with an advertising campaign frequently leads to increased sales of the product or service being advertised. Once it identifies the "big idea" for a client's product, the Company's creative staff works to support that idea with marketing, research, packaging and logo design and media strategy, and to produce print and broadcast campaigns, sales promotion and direct response advertising to achieve a dramatic response.

         The Company believes that research plays an essential role in the pursuit of the "big idea." Unlike other advertising agencies of similar size, the Company maintains a research department, with a full-time research librarian, and has the technical capability to conduct many types of research projects, including market forecasting, test-market planning and package and product testing. In addition, the Company has long-term relationships with many well-known research firms. The Company believes that research should be result-oriented, and its researchers work closely with the creative, marketing and media departments in developing clients' campaigns.

CLIENTS

         The Company serves a diversified clientele that includes a variety of public and private companies, including clients in the retail, media, pharmaceutical, restaurant, leisure and travel, automotive, packaged goods, financial services, apparel, consulting and technology. Among the Company's current clients are Cadillac Dealer Advertising Association, Chevrolet Dealer Advertising Association, Alberto-Culver Corporation, American Drug Stores, Car-X Muffler & Brake Shops, Orthodontics Centers of America, Pendleton Woolen Mills, Price Pfister, Sandoz Crop Protection, Southern California Gas Company, Turtle Wax, Valvoline and The Walt Disney Company. The Company's clients include both businesses whose products and services are offered to consumers and those which primarily serve the needs of other businesses.

         The Company currently has more than 90 clients. In 1997 and 1996, Alberto-Culver Corporation represented 16% and 11%, respectively, of the Company's consolidated commissions and fees. During 1995, American Drug Stores and Minolta, represented 13% and 12%, respectively, of the Company's consolidated commissions and fees.

         Typically, an advertising agency such as the Company will lose and gain several client accounts in any given year as a result of competition with other agencies. In general, the Company has been able to replace the business represented by lost clients so that the loss of clients has not had a long-term adverse effect upon the Company's financial condition or its competitive position. In 1996, the Company lost a client of the acquired EJL operations shortly after the completion of that acquisition. That client had been the principal source of business for EJL's Houston office, and its loss led to the Company closing that office.

SOLICITATION OF NEW BUSINESS

         The Company generally obtains new clients through referrals, by identifying prospects through researching companies whose products and services do not conflict with those of present clients, and by identifying new business opportunities through trade and business sources. The Company solicits prospective accounts through personal contacts by members of the Company's senior management as well as through the efforts of those Company personnel responsible for business development. Each of the Company's agencies has a team of approximately eight individuals responsible for the business development activities of that agency.

         A prospective client's initial step in the process of selecting an advertising agency normally involves its review of credentials submitted by several agencies, followed by meetings between the prospective client and one or more of these agencies. In most cases, potential clients seek creative, marketing and media presentations from a limited number of agencies which reach the final review stage. In soliciting new clients, the Company often incurs expenditures which generally are not reimbursed by the client, even if the Company wins the account. The Company considers the potential revenue from a new account when determining the appropriate level of expenditures for such presentations. These costs are expensed as incurred as opposed to production costs reported in the Company's financial statements as "expenditures billable to clients" which represent external costs incurred in connection with production jobs being billed to clients. The period of time required by the Company to obtain a new client and generate revenues from services for the client may range from two weeks to several months.

ACCOUNT AND PROJECT MANAGEMENT

          In order to service a client's perceived creative and marketing needs while remaining within the client's budget, the Company designates an account team for each client, supervised by the executive in charge of client services for the particular office. Depending upon the needs of the client, the account team may consist of an account supervisor, one or more account managers and one or more assistant account managers. The account team, working with personnel in media, research, production and other areas, establishes a marketing strategy and advertising campaign for the client. The account managers are responsible for coordinating product and market research, media and other activities for the client, including the preparation of budget estimates. In addition, the account manager helps to develop effective advertising budgets for the client and acts as a clearing house of information with regard to the client's competition and its advertising needs. When necessary or beneficial, the account team may include, or be assisted by, either members of the Company's senior management or research or creative personnel from another of the Company's agencies.

PRODUCTION OF ADVERTISING

         Generally, the Company does not itself produce television and radio commercials. The Company may, in some circumstances, employ outside contractors to perform photography necessary for a client's print advertisement. When the Company directs the work of an outside producer or photographer the Company's staff directs and supervises the work and the Company bills the client for the actual outside costs, plus a commission. Presently the commission is 17.65% of the outside costs, which represents a rate common in the industry.

MEDIA BUYING

         The Company believes that effective media buying is an essential component of a successful advertising campaign, and that the selection of media for each promotional campaign must be strategically consistent with the client's overall marketing objectives. The Company consistently attempts to achieve cost-effective media buying to provide its clients with the optimal return on their advertising investment. Unlike many of its competitors, the Company involves the media department at the beginning of each advertising campaign. As is typical in the advertising industry, the commission that the Company receives for the media placement of its clients' advertisements represents the Company's principal source of revenues.

         In 1989, recognizing that the experienced media professionals in the Company's Chicago agency were underutilized, the Company decided to consolidate the majority of its media buying in Chicago. As a result, while the New York agency continues to maintain a media director and media planners to buy print advertising and to plan media advertising for that agency's clients, most media buying for all of the Company's agencies is now performed by the Chicago media buying department. The consolidation of media buying in Chicago has created a media buying department with substantial experience and extensive knowledge of advertising markets across the United States. Additionally, consolidation of this function allows the Company to reduce overhead. The Company's clients also benefit from this approach insofar as the single group purchases a higher volume of media space than would be purchased through media buying functions in individual agencies, as a result of which the Company may at times be in a position to obtain more favorable space, time or rates from print or broadcast media suppliers.

         The media group has planning specialists who are assigned to individual client accounts. After a thorough analysis of a client's business, the media planners determine media objectives, develop media strategies to meet these objectives and decide which media will best accomplish these objectives. Actual media buying is performed by a national broadcast buyer, responsible for network television, syndicated shows, cable television and national radio shows; local broadcast buyers, each responsible for spot television, radio and print advertising in individual markets throughout the country; and a support staff with trained local broadcast buying assistants. The Company believes that by having one buyer responsible for all purchases in a given market, the Company generally is able to obtain highly sought-after advertising space and time for its clients. The Company believes that its media buying service gives the Company a competitive advantage over certain other advertising agencies which may contract out media buying functions to an independent media buying service.

         The Company's growth strategy includes the transformation of its media buying department into a full- scale media-buying service, under the name Lois/USA Media. This service will continue to perform the majority of the media buying for the Company's advertising clients and will seek to develop its own clients, which may include businesses (including advertising agencies that do not have internal media buying functions) that otherwise are not clients of the Company.

NEW INITIATIVES

         The Company continuously attempts to develop new and innovative services to offer to its existing clients and to appeal to new clients. Many of these services are interactive in nature and are designed to appeal to a broad range of actual and potential clients. The following paragraphs describe services which the Company has introduced since 1993.

          Year 2K Communications

         In March 1997, the Company launched Year 2K Communications ("Year 2K"). Year 2K is the full-service marketing communications division of Lois/USA West which specializes in innovative strategies, "new media" and ongoing creative solutions. Year 2K's services include consumer product, destination and image/brand marketing consultation and program development, sales promotions, presence and event marketing, full public relations services, direct mail, on-line/interactive site development and marketing, collateral and point-of-sale development, plus a full art design and copy writing staff.

         Year 2K is establishing strategic alliances with entertainment industry participants that will be used to generate attention for its clients' products and services. Current Year 2K clients include the Rio Suite Hotel & Casino -Las Vegas, The Gas Company in L.A., Kahlua -Allied Domecq, the Disney Company and the Academy of Motion Picture Arts & Sciences. Revenue for Year 2K was $1,962,000 for 1997.

          Lois/USA Direct!

         In 1993, Lois/USA Direct! was formed as a division of the Company's New York agency to design and implement the Company's direct marketing activities. Such campaigns are undertaken for the dual purposes of generating sales and increasing consumer awareness of a client's name or products. To date, direct response advertising campaigns have been successfully performed for clients in the financial, hotel, publishing and wine industries.

          AdArt

         In 1993, the Company established AdArt in its New York and Chicago agencies. AdArt is a computer graphics center specializing in digital imaging of art and advertising composition. The Company is in the process of expanding this service in its Los Angeles office.

         AdArt has enabled the Company to reduce its use of outside vendors substantially for these composition services, thereby saving the Company's clients as much as 50% of the cost of outside vendors while contributing to the Company's revenues. AdArt has also reduced costs incurred by the Company in the preparation of materials for presentations to prospective clients. The Company intends to keep the AdArt facility current by maintaining state-of-the-art digital imaging equipment which may require expenditures up to $100,000 each year. The Company is also exploring the possibility of offering AdArt's services to third party customers.

         Lois/USA Ventures

          The Company has developed a concept known as Lois/USA Ventures ("Ventures"). Ventures is made available to certain carefully selected clients that are at an early development stage, during which advertising would be strategically advantageous, but which lack sufficient cash resources to support the desired level of advertising. Through Ventures, the Company provides its creative services to such clients and receives an equity interest in the client as a component of its fee arrangement. The Company's senior management, including Messrs. Lois and Veru, determine whether a candidate qualifies under the Ventures program, looking primarily at the client's potential for success. The program requires clients to pay the Company in cash for all out-of-pocket costs, including media and production costs. As the result of Ventures projects, in 1996 the Company received approximately $15,000 in stock in a publicly traded entity.

         The National Basketball Retired Players Association

         The Company has entered into an agreement with the National Basketball Retired Players Association (the "Association") to represent the interests of the Association in pursuing marketing and advertising opportunities. The organization was founded by retired National Basketball Association players to generate resources to help former professional basketball players in need of financial or medical assistance, and to help promote basketball around the world. Under this agreement, the Company is entitled to a percentage of the revenues received by each licensing agreement or other agreement entered into by the Association's members. The exact percentage of revenues to be received by the Company is currently being negotiated with the Association. During 1996, the Association provided members to be used in a promotional campaign for a major pharmaceutical manufacturer.

COMPETITION

         The advertising and marketing communications businesses in which the Company is active are highly competitive. Clients may change advertising agencies, generally on 90 days' notice, and may elect to reduce their advertising expenditures at any time for any reason. Advertising agencies of all sizes strive to attract new clients or additional assignments or accounts from existing clients. As a result, the Company must compete with numerous full-service and specialty advertising agencies to maintain existing client relationships and to obtain new clients. In addition, many companies have in-house departments that may handle all or a portion of their advertising requirements.

         Competition in the advertising industry depends to a large extent on the client's perception of the quality of an agency's creative product and media buying capabilities. The Company seeks to develop new clients by presenting examples of advertising campaigns created by the Company and by describing the range of services offered by the Company.

          The expansion of the Company's operations has increased, and will continue to increase, the frequency with which the Company must compete with the larger, national advertising agencies to obtain client assignments. The Company competes against most of the 50 largest advertising agencies in the United States, including WPP Group, The Interpublic Group, Omnicom Group Inc., True North and Saatchi & Saatchi. Such larger agencies generally have substantially greater financial resources, more personnel and more extensive facilities than the Company. In addition, many of the agencies with which the Company competes are affiliated with multi-national communications firms, enabling them to offer their clients a diverse portfolio of communications services around the world. The Company believes that it has been able to compete effectively on the basis of the quality of its creative product and media buying services, service, personal relationships with clients and reputation. The Company also believes it can compete effectively with larger agencies due in part to the strength of the Company's research and media buying departments. However, there can be no assurance that the Company will be able to maintain its competitive position in the industry as it continues to expand its operations to new markets.

         In some cases, an advertising agency's ability to compete for new clients is affected by the industry policy, which many advertisers follow, of prohibiting their agencies from representing competitors in the same business. As a result, future growth of the Company's client base may have the effect of limiting the Company's potential for securing certain new clients.

EMPLOYEES

         As of March 16, 1998, the Company had 408 employees, including 385 full-time and 23 part-time employees. In addition, the Company hires consultants or independent contractors on an as-needed basis. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company does not own any real property. All of the Company's existing offices are located in leased premises. The Company considers its offices adequate for its present needs. The following table provides data on the leased offices of the Company:


                                                    Annual
OFFICE                  LOCATION                     BASE            Approx.
                                                     RENT            SQ.FT.              EXPIRATION DATE
New York             40 West 57th St.                $665,000(1)      22,000              April 30, 2001

Chicago              2200 Merchandise Mart           $461,000(1)      32,600              March 31, 1998

Chicago              401 N. Michigan Avenue          $554,000         21,400           November 30, 2000

Chicago              111 East Wacker Dr.             $930,000         41,923           February 28, 2010

Los Angeles          5700 Wilshire Blvd.           $1,247,000(2)      43,300              August 31, 2007

Houston              7155 Old Katy Road              $606,000         41,813               July 15, 2001

Austin               Tejas/Conti Bldg                 $42,000          3,000              March 31, 1999

Dallas               3232 McKinney Ave.               $53,252          3,042            October 31, 2001

---------------

(1) Subject to escalation based upon the Company's proportionate share of increases in property taxes and operating costs.

(2) At the Company's option, the lease may be canceled August 1, 2000 for a cancellation fee of $2,059,306.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently engaged in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the year ended December 31, 1997, the Company's Board of Directors did not submit any matters to a vote of securityholders. A stockholders meeting was held on March 22, 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no current public trading market for the Company's Common Stock. The Company's Common Stock has, from time to time, been traded in the over-the-counter market, under the symbol "LSUS," and, according to the OTC Bulletin Board, the total volume of such trades for the year ended was 656,000 shares. The last reported trade, to the Company's knowledge, was on January 22, 1998 at a price of $9.0625 per share.

         The Company believes that there are approximately 50 holders of record of its Common Stock as of March 16, 1998.

         The Company has never paid a dividend on its Common Stock and does not expect to pay dividends in the near future. In addition, the terms of the Company's bank credit facility with Sanwa prohibit the Company from paying dividends on its Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

         Total United States advertising spending in 1997 increased by 6.7% over the 1996 level. The 1997 increase comes after increases of 7.6% in 1996 and 7.7% in 1995. The 1997 increase in United States advertising expenditures was greater than the general rate of economic growth, indicating increased emphasis on advertising. However, there can be no assurance that the economy, or advertising expenditures, will continue to grow at similar rates, or at all.

         Commissions charged on media purchases for clients are the primary source of revenues for the Company. Commission rates are not uniform and are negotiated with each client. In accordance with industry practice, the media source typically bills the Company for the time or space purchased and the Company bills its client for this amount plus a commission. The Company then remits the net media charge to the media source and retains the balance as its commission. Some clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its clients for the actual charge billed by the media source plus an agreed upon fee. The Company generally requires that payment for media charges be received from the client before the Company will make payments to the media. Occasionally the Company, like other advertising agencies, is at risk in the event that its client is unable to pay the media charges, as the Company may remain liable to the media source. To date, the Company has not experienced any material losses due to failure of clients to pay media charges.

         The Company currently has approximately 90 clients. In 1997 and 1996, the Company's largest client represented 16% and 11% of the Company's consolidated commissions and fees, respectively. During 1995, two clients represented 13% and 12%, respectively, of the Company's consolidated fees and commissions. See "Description of Business-Clients" herein.

         The Company also receives fees from clients for research and for planning, placing and supervising work done by outside contractors in the preparation of finished print advertising and the production of television and radio commercials. In these instances, the Company generally bills its clients for the cost of production plus a fee. In addition, the Company derives income from the creation and publication of brochures and similar collateral materials for clients.

         The Company's business operations are not seasonal; however, based upon individual client expenditures, significant quarter to quarter fluctuations in billings and operating results may occur.

          The Company's growth strategy includes the acquisition of existing advertising agencies. See Item 1- Description of Business- Expansion Strategy. Prior to 1995, the Company's growth had been constrained by the need to pay interest on its $3.2 million Subordinated Note. Concurrent with the 1995 public offering, the Company secured from Chase Bank a new three-year reducing revolving credit facility, and an increase in its line of credit. The $1,363,000 net proceeds of the Company's 1995 public offering, together with the newly available bank borrowings were used to repay the Subordinated Note, which reduced the Company's debt service burden and allowed management to begin to take steps to implement the Company's expansion strategy.

         In 1996, the Company obtained approximately $2.2 million of additional capital through the private placement of shares of Series A Convertible Preferred Stock. The additional capital was used to offset the working capital absorbed by the Company's 1996 net loss. In October 1997, the Company replaced the Chase Bank borrowings with a new revolving credit facility from Sanwa Business Credit Corporation which provides for borrowings up to $25 million based on a specific percentage of accounts receivable. The additional capital available under the agreement with Sanwa will allow the Company to pursue its acquisition growth strategy.

         In February 1996, the Company acquired EJL, an advertising agency with offices in Chicago, Detroit, Houston and Los Angeles. Cost savings from the combination of the EJL agencies are being implemented, particularly in the areas of real estate leasing and agency administration costs. However, the Company incurred non-recurring charges of $3,583,000 in 1996, including costs resulting from closing of EJL's Houston office due to the loss of a significant client, and salary expenses related to excess staffing.

          The Company experienced a significant net loss in 1996, in part due to the charges related to the EJL acquisition. In 1997, the Company continued the cost and operating revisions at EJL initiated with the 1996 acquisition. As a result of these measures, the Company's operating results improved in 1997, to an operating loss of $816,000 compared to an operating loss of $4,598,000 in 1996. The Company was profitable during the first half of 1997, and net loss for the year results principally from losses in the Company's EJL/Los Angeles operation, and to a lesser extent, fourth quarter declines in revenues elsewhere. The Company initiated additional cost reduction measures in Los Angeles during the last quarter of 1997, and plans further initiatives in 1998.

          On December 31, 1997 the Company acquired F&K for a total purchase price of $10.8 million. The purchase price includes an initial cash payment of $3.5 million, the issuance of 50,000 shares of the Company's Common Stock and warrants to purchase an additional 39,000 shares of the Company's Common Stock, obligations to issue on each of December 31, 1998, 1999 and 2000 an aggregate of 100,000 additional warrants to purchase shares of the Company's Common Stock and cash payments totaling $5.5 million, subject to adjustment, and a portion of the salaries to be paid to the three senior officers of F&K over the next five years under employment contracts entered into in connection with the acquisition. See
Item 1- Description of Business- Acquisition of Fogarty & Klein, Inc. and Note 2 of Notes to Consolidated Financial Statements. The acquisition of F&K was accounted for as a purchase, with the portions of the purchase price to be paid at December 31, 1998, 1999 and 2000 by cash payments, delivery of additional shares of common stock and warrants to purchase additional shares of Common Stock, or through employment agreements recorded at their present value (the "Deferred Purchase Price"). As a result, the assets and liabilities of F&K are included in the consolidated balance sheet as of December 31, 1997, but its results of operations are not included in the statement of operations for 1997. The recording of the acquisition of F&K on December 31, 1997 causes the consolidated balance sheet as of the end of 1997 to lack comparability to the consolidated balance sheet as of December 31, 1996 and to the results of operations and cash flows for 1997.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

         The Company incurred a net loss of $1,381,000 for the year ended 1997 compared to a loss of $5,224,000 for the prior year. The improvement in earnings was primarily the result of increased fees and commissions from new and existing clients, as well as the result of its cost consolidation efforts from the acquisition of EJL.

         Revenues from commissions and fees increased $5,217,000, or 22.6%, to $28,284,000 in 1997 from revenues of $23,067,000 for 1996. Consolidated revenues increased in each quarter in 1997 compared to 1996, except for the third quarter, when the loss of several clients in the Company's Los Angeles office caused revenues to decline compared to 1996. The overall increase in revenues results both from assignments from new clients, including Valvoline, Turtle Wax, Orthodontics Centers of America, Proscape Technologies and Decibel, and from increases in advertising projects and spending by existing clients. Although consolidated revenues increased in the fourth quarter of 1997, as compared to 1996, the Company's Los Angeles office continued to operate at a significant loss due to continuing declines in revenues. The Company cannot predict when, or if, the Los Angeles office will obtain new clients or assignments to replace the lost revenues. In October 1997, the Company began staffing reductions in Los Angeles to bring costs in line with revenues with additional reductions, and other cost restructuring initiatives planned for 1998.

         Total operating expenses increased from $27,665,000 in 1996 to $29,100,000 and represented 102.9% of revenues in 1997 compared to 119.9% of revenues in 1996. The increase of $1,435,000 was primarily in salaries and related costs, representing a higher level of other operating expenses and staffing (primarily in the Chicago office) needed for the maintenance of greater revenue. The previously discussed decline in revenues in the third quarter, and slower than anticipated revenue growth in the fourth quarter, caused operating expenses to be above the desired levels relative to revenues. In particular, the levels of occupancy costs (rent, etc.) and administrative expenses were higher than supportable at the current level of revenue, and the Company is examining these costs in relation to its revised projections of revenues and growth.

          Amortization of financing costs increased to $398,000 as a result of the write-off of the unamortized costs related to the Chase Bank facilities, which were charged to expense when those facilities were replaced by the Sanwa facility. Interest expense declined from $232,000 in 1996 to $170,000 in 1997 as average outstanding borrowings were reduced during the first six months of 1997.

         The provision for income taxes decreased from $307,000 for the year ended 1996 to a benefit of $3,000. No benefit was recorded for the Company's loss in 1997. Approximately $7,000,000 of net operating loss carry forwards are available to offset future taxable income.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

         The Company incurred a net loss of $5,224,000 for the year ended 1996 compared to income of $718,000 for 1995. This net loss is primarily attributable to the effects of the EJL acquisition.

         Revenues from commissions and fees were $23,067,000 in 1996 compared to $16,035,000 during 1995. The $7,032,000 increase in revenues was principally attributable to the inclusion of EJL's revenues from February 16, 1996. EJL's revenues for that period were $9,251,000. In 1995, EJL earned revenues of $16.4 million during the same period; the decline in 1996 was attributable to the loss of clients, mainly the principal client of EJL's Houston office.

         Total operating expenses increased from $14.7 million in 1995 to $27.7 million in 1996, and represented 119.9% of revenues in 1996 compared to 91.9% of revenues in 1995. The principal reasons for the increase, in both dollars and as a percentage of revenues, were the non-recurring EJL related charges of $3,583,000 in 1996, and increases in depreciation and amortization (including the amortization of goodwill) in 1996 totaling $1,170,000. The higher depreciation and amortization in 1996 was a direct result of the acquisition of EJL.

         Exclusive of non-recurring charges and the non-cash depreciation and amortization, operating expenses were 98.0% of revenues in 1996 compared to 90.0% of revenues in 1995. The increase is primarily attributable to an increase in salaries and related costs, from 62.3% of revenues in 1995 to 70.3% of revenues in 1996. This increase reflects certain excess staffing levels which existed until the acquired EJL operations were fully assimilated and cost restructured.

         Interest expense increased from $138,000 in 1995 to $232,000 in 1996 as the result of higher levels of outstanding debt. The Company's total borrowing increased in 1996 principally from the Company's use of bank borrowings to obtain the cash needed to complete the EJL acquisition.

         The provision for income taxes fell to $307,000 for the year ended 1996 compared to $390,000 for the year ended 1995. The 1996 income tax provision is comprised of state and local taxes. No tax benefit was recorded for the Company's loss in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          On January 3, 1995, the Company consummated a public offering of 300,000 shares of Common Stock at a price of $6.00 per share. The gross proceeds of $1,800,000 were reduced by seller's commissions of $108,000 and other professional fees and expenses of $329,000. In connection with the Company's 1995 public offering, the Company established a $2.0 million reducing revolving credit facility under the Reducing Revolving Credit Agreement with Chase Bank. Upon consummation of the Offering, the Company borrowed $2,000,000 under the Reducing Revolving Credit Agreement. These funds, together with the net proceeds of the Offering, were used to repay the Subordinated Note. Amounts outstanding under the Reducing Revolving Credit Agreement bore interest at the highest rate determined with reference to one of several fluctuating rate bases. In addition to quarterly amortization required under the Reducing Revolving Credit Agreement, the Company was required to prepay amounts outstanding under the Reducing Revolving Credit Agreement equal to 100% of excess cash flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of excess cash flow above $300,000 for any year.

         Borrowings under the Reducing Revolving Credit Agreement were secured by all of the assets of the Company's operating subsidiaries, a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and an assignment in favor of Chase Bank of the key man life insurance policies on Mr. Lois (in an amount not less than $2.0 million) and Mr. Veru (in an amount not less than $1.0 million).

         The Company acquired EJL in February 1996. Under the Original Agreement, the Company was required through February 2001 to make annual additional purchase price payments to the sellers equal to 5% of the revenues of the acquired operations, subject to certain adjustments, up to a maximum of $12 million. Payments were to be made 75% in cash and 25% through the issuance of shares of the Company's Common Stock. A minimum payment of $1,750,000 was required, and made, in 1996, the cash portion of which ($811,000) was financed with a bank overdraft. In May 1997, the Company and the former owners of EJL agreed to amend the Original Agreement. Under the Revised Agreement, the total purchase price has been reduced to $9.6 million, of which $5.9 million has been paid through December 31, 1997 through cash payments of $4.8 million and the issuance of 189,183 shares of Common Stock, and the remaining $3.7 million will be paid in cash in varying monthly installments from June 1999 through March 2009. Accordingly, the acquisition of EJL will not place demands on the Company's capital resources until 1999.

         Concurrent with the acquisition of EJL in February 1996, the Company entered into an amendment to the Reducing Revolving Credit Agreement with Chase Bank. Under the Reducing Revolving Credit Agreement, as amended, the loans which originally matured on December 31, 1997, were extended to March 31, 1999. The February 1996 amendment required amortization payments to reduce the principal balance outstanding and the amount available to be borrowed by approximately $250,000 each quarter, commencing in the second quarter of 1996.

         The Company's 1996 net loss and its acquisition of EJL caused an increase in the Company's negative working capital from $3,560,000 at December 31, 1995 to $14,321,000 at December 31, 1996. The increase in the working capital deficit resulted principally from an increase in accounts payable, accrued expenses, and advance billings, which resulted from the Company's operations, a bank overdraft which was used to finance a portion of the 1996 net loss and the EJL acquisition cash payments, and increases in the short-term borrowings and lease related accruals which resulted from the financing or recording of the EJL acquisition.

         In May 1997, the Company raised additional capital of approximately $2.2 million through the private placement of 2,160 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock requires annual dividends of $100 per share ($216,000 in the aggregate), which dividends will reduce the net income attributable to common stock, and related earnings per share, beginning in the second quarter of 1997. However, the holders of 1,375 shares of the Series A Convertible Preferred Stock have elected to receive the dividends for the first year in the form of shares of the Company's Common Stock, valued at $6.50 per share. Therefore, assuming no conversions, the Series A Convertible Preferred Stock will only require cash dividends of $78,500 in 1998. The Series A Convertible Preferred Stock may be converted into shares of the Company's Common Stock at a conversion price of $6.50 per share.

         In October 1997, the Company entered into a revolving credit facility with Sanwa which provides for borrowings up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a term of three years, with borrowings bearing interest at 2.5% above the London Interbank Offered Rate ("LIBOR"). Borrowings are secured by essentially all of the assets of the Company, including the common stock and assets of the Company's subsidiaries. Upon the execution of the new facility, the Company initially borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Chase Bank Reducing Revolving Credit Agreement, which was terminated. As of December 31, 1997, borrowings of $4,642,000 were outstanding under the Sanwa facility and additional borrowings of $5,358,000 were available.

         On December 31, 1997, the Company acquired all of the outstanding common stock of F&K. The aggregate purchase price was $10.8 million. The Company made an initial payment of $4,103,000, comprised of a cash payment of $3,500,000, and the issuance of 50,000 shares of the Company's common stock and warrants for the purchase of 39,000 shares of the Company's Common Stock, exercisable through December 31, 2000 at an exercise price of $10.00 per share.

          The F&K Agreement requires that the Company make additional purchase price payments on the first, second and third anniversaries of the acquisition. On December 31, 1998 the sellers will receive an additional cash payment of $1,125,000, and warrants for the purchase of 50,000 shares of the Company's common stock exercisable through December 31, 2001 at an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1,125,000 and to issue an additional 50,000 warrants, exercisable through December 31, 2002 at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3,250,000, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the actual commissions and fees of F&K for the three years ending December 31, 2000, from clients existing at the time of the acquisition. Concurrent with the acquisition of F&K, the Company entered into certain employment contracts with the three senior officers of F&K that provide for aggregate compensation of $4,950,000 over the next three years. See Item 10-Executive Compensation- Employment Contracts. Of that amount, $1,200,000 has been treated as a component of the purchase price. The Company currently anticipates that the cash payments required at December 31, 1998, 1999 and 2000 will be funded from the Sanwa credit facility.

         At December 31, 1997, the Company had a working capital deficit of $18,338,000, reflecting an increase in the working capital deficit of $4,017,000 caused principally by $3,500,000 borrowed under the Sanwa line of credit to fund the cash portion of the initial payment for the acquisition of F&K. Current assets and current liabilities increased by $18.7 million and $22.7 million from December 31, 1996 to December 31, 1997, due mostly to increases in accounts receivable, accounts payable and accrued expenses. The increases in those working capital items is in large part due to the inclusion of the assets and liabilities of F&K at December 31, 1997, which accounted for $16.6 million, $15.6 million and $2.8 million of the increases in accounts receivable, accounts payable and accrued expenses, respectively.

         The Company's growth strategy includes the acquisition of existing advertising agencies. Although the Company currently has no specific acquisition plans or commitments, any future acquisitions may require material capital expenditures or commitments that could place significant constraints on future working capital. As a result, and to reduce both the immediate cash needs and the risk that the Company will significantly overpay for an acquisition, the Company has, and will, generally attempt to negotiate acquisitions that involve the payment of a portion of the total purchase price on a deferred basis based on the post-acquisition performance of the acquired operations. Additionally, the Company attempts to negotiate the payment of a portion of the acquisition price in the form of the issuance of shares of the Company's common stock, and will offer various forms of participation in the Company's Stock Option Plan to key employees as a means of creating an incentive for future performance.

         The Company believes that cash flows from operations, together with funds available under the Company's credit facility with Sanwa will be sufficient to meet the Company's cash needs for its existing business and any potential acquisitions over the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes a requirement to display the components and total of comprehensive income in a financial statement with equal prominence as the other financial statements included in a full set of general purpose financial statements. Comprehensive income includes net income and items of gain or loss that, under generally accepted accounting principles, are excluded from net income and charged or credited directly to stockholders' equity. SFAS No. 130 is effective for years beginning after December 15, 1997. The Company has not yet completed its analysis of the requirements of SFAS No.
130. The implementation of the requirements of this statement, however, will not affect the Company's net income, cash flows or financial position.

         In June 1997 the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 is effective for years beginning after December 15, 1997 and replaces the requirements of SFAS No. 14 concerning the manner in which an enterprise defines its reportable business segments and the nature of the information about business and geographic segments disclosed in the annual and interim financial statements of public companies. The Company has not yet completed its analysis of the requirements of SFAS No. 131. The implementation of the requirements of this statement, however, will not affect the Company's net income, cash flows or financial position.

YEAR 2000

         A significant portion of the Company's data processing is performed through the use of hardware and software supplied by an independent data processing service. The Company has been informed by the independent service that its systems are Year 2000 compliant. The Company has reviewed its remaining data processing functions and has determined that they are either Year 2000 compliant, or that the costs to make them Year 2000 compliant will not be material.

OTHER

         Inflation has not had any material impact on the commissions and fees of the Company for the years ended December 31, 1995, 1996, or 1997.

         The Company does not utilize futures, options or other derivative financial instruments.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation," and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements are submitted in Item 13 of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following set forth the executive officers and directors of the company:

   NAME                  Age                       Title

George Lois               66        Co-Chairman of the Board, Co-Chief
                                    Executive Officer and  Director
Theodore Veru             70        Co-Chairman of the Board, Co-Chief
                                    Executive Officer,  President and
                                    Director
Dennis Coe                50        Executive Vice President
Mike de Maio              44        Executive Vice President and Chief
                                    Operating Officer
Edwin Holzer              64        Chairman and Chief Executive
                                    Officer of Lois/EJL Chicago
Dean Laws                 53        Executive Vice President
Robert Stewart            42        Chief Financial Officer, Treasurer
                                    and Secretary
John Hatsopoulos (1)(2)   63        Director
David DeBusschere (1)2)   57        Director
Dennison Veru             37        Director

-------------------------
(1) Member of Board of Directors' Audit Committee.

(2) Member Board of Directors' Compensation Committee.

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

         GEORGE LOIS is Co-Chairman of the Board of Directors, Co-Chief Executive Officer and Worldwide Creative Director of Lois/USA Inc. and holds similar positions in all of the Company's agencies. Mr. Lois is regarded as one of the premier art directors in the United States. He is the founder of the Company and a member of the Art Directors Hall of Fame and Creative Hall of Fame. Prior to forming the Company in 1978, he was a principal of the Lois Holland Calloway agency for ten years. He has authored several books, one of which, THE ART OF ADVERTISING, has been frequently cited as an authoritative text on the subject of mass communication. Mr. Lois has been a Director of the Company since 1991.

         THEODORE (TED) VERU is Co-Chairman of the Board of Directors and Co-Chief Executive Officer and is charged with overseeing all business aspects of the Company and its subsidiaries. Mr. Veru has been associated with the Company since 1985 and has been a Director of the Company since 1991. He holds similar positions in all of the Company's agencies. Prior to joining the Company, he held various executive positions with Publicker International, Schenley and Lever Brothers.

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

          DENNIS R. COE is an Executive Vice President of Lois/USA Inc. and is President and Chief Executive Officer of Lois/EJL Los Angeles. Mr. Coe joined EJL's marketing department in 1974 and served as a Divisional President from 1985 to 1990. Mr. Coe became a member of EJL's Board of Directors in 1987. Mr. Coe was elected Corporate Co-President of EJL in May 1990. He received his BA degree in Operations Research and Statistics from California State University, Long Beach in 1970 and an MA in Marketing from Pepperdine University in 1974.

          MIKE DE MAIO is an Executive Vice President and Chief Operating Officer of Lois/USA Inc. and is President of Lois/EJL Chicago. Mr. de Maio joined EJL as an account executive in the Chicago office and has been General Manager of EJL Chicago since 1984. He received his BA degree from Yale University in 1975 and a J.D. degree from DePaul University in 1978.

          EDWIN HOLZER is Chairman and Chief Executive Officer of Lois/EJL Chicago. He has served as President and Managing Director of Lois/USA Chicago since 1987 when the Company acquired the agency, and had held the same position with the agency under its control by Grey Advertising since 1971.

          DEAN R. LAWS is an Executive Vice President and Director of Lois/USA Inc. and Chairman of Lois/EJL Los Angeles. Mr. Laws joined EJL in 1973 and became Corporate Co-President in 1990. He has been a member of the EJL Board of Directors since 1987. Mr. Laws earned his BA degree in English literature from the University of Redland in 1967 and an MBA from the University of Southern California in 1969.

          ROBERT K. STEWART is an Executive Vice President and the Chief Financial Officer, Treasurer and Secretary of the Company, positions he has held since he joined the Company in 1992. He is a Certified Public Accountant and received his Masters of Business Administration degree from New York University.

                                    PART III

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information for the years ended December 31 in each of 1995, 1996 and 1997 concerning compensation paid or accrued for the Co-Chief Executive Officers and to each of the other four most highly compensated executive officers of the Company serving at December 31, 1997.


                           SUMMARY COMPENSATION TABLE

                                                                    Annual Compensation

                                                                                  All Other
Name and Principal          Year            Salary ($)      Bonus ($)             Compensation
Position

George Lois                 1997           $347,917                -            $30,580(1)
Co-Chief Executive          1996           325,000                 -             26,233(1)
Officer                     1995           295,000                 -             26,233(1)

Theodore Veru               1997           $347,917                -             $71,600(1)
Co-Chief Executive          1996            325,000                -             45,005(1)
Officer and                 1995            275,000                -             45,005(1)
President

Edwin Holzer                1997           $300,000            $75,000            8,501(1)
Chief Executive             1996            300,000             50,000           54,923(1)(2)
Officer                     1995            275,000             50,000           54,923(1)(2)
Lois/EJL Chicago,
Inc.


Dean Laws                   1997           $322,465                 -           $18,525(4)
Executive Vice              1996(3)        $325,000                 -            62,745(4)
President


Dennis Coe                  1997           $322,864                 -             $34,009(4)
Executive Vice              1996(3)        $325,000                 -             58,545(4)
President


Mike de Maio                1997           $300,000            $10,000          $7,528(4)
Executive Vice              1996(3)        $300,000                 -             8,255(4)
President
Chief Operating
Officer


(1)      Includes in 1996 and 1995, $21,233, $40,005, and $3,501, respectively, of insurance  premiums paid by the Company on behalf of Messrs. Lois, Veru and Holzer, respectively, and  $5,000 in medical expenses paid by the Company on behalf of each of Messrs. Lois, Veru and  Holzer in 1997, 1996 and 1995.  During 1997,
         insurance premiums paid on behalf of Messrs.  Lois, Veru and Holzer were $25,580, $66,600 and $3,501, respectively.

(2)      Includes payments of $46,422 in each of 1996 and 1995 pursuant to a plan created for Mr. Holzer.

(3)      Messrs. Laws, Coe and de Maio joined the Company in February 1996, prior to which both were principals of EJL.
         Each has a five year employment agreement at a salary of $325,000, $325,000 and $300,000, respectively, per annum.

(4)      Other compensation consists of medical expenses, life insurance, matching contributions to 401(k) plans and car allowances paid on behalf of each individual.

         Prior to 1997, the Company did not pay cash compensation to its non-employee directors. However, such directors were entitled to reimbursement of expenses for attending Board meetings. Effective April 1997, each non-employee director received $1,000 for each Board meeting attended, as well as $500 for each committee meeting (Compensation and Audit Committees).

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with each of Mr. Lois and Mr. Veru. Each of the employment agreements expires on December 31, 1999 and provides for an option to renew the employment agreement for an additional five years at the discretion of the Board of Directors. Each employment agreement provides that upon termination of the agreement, other than for cause, the Company will enter into a consulting arrangement with Mr. Lois and Mr. Veru, as applicable, for a period of five years, pursuant to which each of Mr. Lois and Mr. Veru will be paid 50% of his previous base salary.

         As compensation for the services to be rendered under their employment agreements, Mr. Lois and Mr. Veru are each currently paid an annual base salary of $350,000. Under each agreement the Board of Directors is to review the employee's salary at least annually and the salary amounts may be increased at its discretion. Each of Messrs. Lois and Veru may receive an annual bonus to be determined by the Board of Directors based upon financial objectives set by the Board. Each employment agreement (i) includes a three-year non-competition provision and (ii) provides that, in the event of the employee's death, in addition to all compensation earned by the employee, the employee's beneficiary will receive monthly payments for one year thereafter totaling the employee's annual compensation at the rate in effect at the time of death. In addition, Mr. Lois is provided with limousine service or other ground transportation and Mr. Veru is provided with a car. The Board of Directors of the Company recently voted to extend the Company's employment agreements with Messrs. Veru and Lois to December 31, 2001. Effective January 1, 1998, the base salaries have been increased to $450,000.

         Edwin Holzer has entered into an employment agreement with Lois/USA Chicago effective as of January 1, 1995. The employment agreement currently expires on December 31, 1999. Lois/USA Chicago has the right to renew the agreement for additional one-year terms by giving Mr. Holzer written notice of its intention to renew not later than 120 days prior to the end of the initial term or any renewal term. Mr. Holzer is paid an annual base salary of $300,000. In addition, Mr. Holzer received compensation of $150,000 earned in three equal annual installments beginning January 1, 1995. Mr. Holzer may request an advancement of such $150,000 prior to it being earned. In the first year of the agreement, Mr. Holzer received an option to purchase a minimum of 5,000 shares of the Company's Common Stock at $6.00 per share, the initial offering price in the Company's 1995 offering. Mr. Holzer is entitled to receive an annual car allowance of $10,000, annual club membership dues of $3,000 and the annual cost of the Company's executive medical plan not to exceed $4,000 per annum. The employment agreement includes a two-year non-competition provision.

         In addition, as part of Mr. Holzer's compensation the Company created a plan only for Mr. Holzer's benefit under which payments totaling $185,686 vested in Mr. Holzer as of December 31, 1992. Under the plan, the Company paid Mr. Holzer four payments of $46,422 each, with the final annual installment under this plan paid in March 1996.

         Concurrent with the acquisition of EJL, the Company entered into five-year employment agreements with four of the senior EJL executives. These agreements provide for compensation of $325,000 per year, for Dean Laws and Dennis Coe, $300,000 per year for Mike de Maio, and $225,000 per year for Mike Waterkotte. The agreements are renewable upon the mutual agreement of the parties. Bonuses are discretionary and upon termination of the employment agreements with Messrs. Laws, Coe and de Maio each will enter into consulting agreements, which require minimum service to be provided, for a five year term, with compensation to each executive of $100,000 per year.

         Concurrent with the December 31, 1997 purchase of all the outstanding shares of F&K, the Company entered into employment agreements with three of F&K's senior executives. These agreements provide base compensation of $450,000 per year for each William H. Fogarty, Richard E. Klein and Thomas Monroe. The term of the agreements for each of Messrs. Fogarty and Klein is for a period of three years and the term of Mr. Monroe's agreement is for a period of five years. In addition to the base compensation, each of Messrs. Fogarty, Klein and Monroe are also eligible to participate in an annual bonus pool.

401(K) PLAN

         The Company has established the Lois/USA Inc. 401(k) Profit Sharing Plan (the "401(k) Plan"). The 401(k) Plan is a qualified profit sharing plan and salary deferral program under the Federal tax laws and is administered by the Company. Individuals who were employed by the Company on the effective date of the 401(k) Plan and who had attained age 21 were immediately eligible to participate; other employees of the Company and its participating subsidiary corporations are eligible to participate in the 401(k) Plan on the first January 1 or July 1 following completion of one year of service and attainment of age
21. Participants may defer from 1% to 12% of their total salary (including bonuses and commissions) each pay period through contributions to the 401(k) Plan. The Company may, at its discretion make contributions to the 401(k) Plan each year which match in whole or in part the salary deferral contributions of the participants for such year. To date, the Company has made no contributions to the 401(k) Plan. All salary deferral and Company matching contributions are credited to separate accounts maintained in trust for each participant and are invested, at the participant's directive, in one or more of the investment funds available under the 401(k) Plan. All account balances are adjusted at least annually to reflect the investment earnings and losses of the trust fund.

         Each participant is fully vested in his or her accounts under the 401(k) Plan. Distributions may be made from a participant's account upon termination of employment, retirement, disability, death or in the event of financial hardship (with a 10% penalty) or attainment of age 591/2. Participants may also obtain loans from the 401(k) Plan secured by their account balances. Distribution of accounts are in the form of a lump-sum payment.

          The Company also maintains the 401(k) Plan and a non-contributory profit sharing plan for the benefit of the former EJL employees. The Company, under the terms of the 401(k) Plan, is required to match 25% of employee contributions. These amounts vest over a six-year period. During 1996 and 1997, the amount of Company contributions were $98,737 and $76,502, respectively. Management of the Company is currently in the process of combining the Lois and EJL plans.

STOCK OPTION PLAN FOR EXECUTIVE OFFICERS AND DIRECTORS

         The Company's 1994 Stock Option Plan for Executive Officers and Directors of Lois/USA Inc. (the "Stock Option Plan") was adopted by the Company's Board of Directors in December 1994. Initially, a total of 200,000 shares of Common Stock have been reserved for issuance under the Stock Option Plan. The amount has been increased to 500,000 effective March 20, 1998 through a shareholders' vote. Options may be granted under the Stock Option Plan to executive officers of the Company or a subsidiary. As of March 16, 1998, 182,000 options are outstanding under the Stock Option Plan.

         The Stock Option Plan is administered by the Compensation Committee, which consists of at least two disinterested directors. The Stock Option Plan requires the members of the Compensation Committee to be "disinterested persons" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as from time to time amended. The Compensation Committee has the authority, within limitations as set forth in the Stock Option Plan, to establish rules and regulations concerning the Stock Option Plan, to determine the persons to whom options may be granted, the number of shares of Common Stock to be covered by each option, and the terms and provisions of the option to be granted. In addition, the Compensation Committee has the authority, subject to the terms of the Stock Option Plan, to determine the appropriate adjustments in the terms of each outstanding option in the event of a change in the Common Stock or the Company's capital structure.

         Options granted under the Stock Option Plan may be either incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code, or non-qualified stock options ("NQSO's"), as the Stock Option Committee may determine. The exercise price of an option will be fixed by the Compensation Committee on the date of grant, except that (i) the exercise price of an ISO granted to any individual who owns (directly or by attribution) shares of Common Stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Company (a "10% Owner") must be at least equal to 110% of the fair market value of the Common Stock on the date of grant and (ii) the exercise price of an ISO granted to any individual other than a 10% Owner must be at least equal to the fair market value of the Common Stock on the date of the grant. Any options granted must expire within ten years from the date of grant (five years in the case of an ISO granted to a 10% Owner). Shares subject to options granted under the Stock Option Plan which expire, terminate or are canceled without having been exercised in full become available again for option grants. No options shall be granted under the Stock Option Plan more than ten years after the adoption of the Stock Option Plan.

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

         The Stock Option Plan may be terminated, modified or amended by the Compensation Committee or the Board of Directors at any time; provided, however, that (i) no modification or amendment either increasing the aggregate number of shares which may be issued under options, increasing materially the benefits accruing to participants under the Stock Option Plan, or materially modifying the requirements as to eligibility to receive options will be effective without stockholder approval within one year of the adoption of such amendment and (ii) no such termination, modification or amendment of the Stock Option Plan will alter or affect the terms of any then outstanding options without the consent of the holders thereof. The Compensation Committee may cancel or terminate an outstanding option with the consent of the holder and grant an option for the same number of shares to the individual based on the then fair market value of the Common Stock, which may be higher or lower than the exercise price of the canceled option.

DIRECTORS' PLAN

         The Company's Non-Qualified Stock Option Plan for Non-Employee Directors (the "Directors' Plan") was adopted in December 1994. A total of 100,000 shares of Common Stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the automatic one-time grant of non-qualified options to non-employee directors. Under the Directors' Plan, a non-qualified stock option to purchase 10,000 shares of Common Stock is automatically granted to each non-employee director of the Company, in a single grant effective as of January 3, 1995 (the date of consummation of the Company's Offering) or, if later, the time the director first joins the Board of Directors. The Directors' Plan authorizes grants of options up to an aggregate of 100,000 shares of Common Stock. The exercise price per share is the fair market value of the Company's Common Stock on the date on which the option is granted (the "Grant Date"), which equals $6.00 per share in the case of the initial grants to Mr. Hatsopoulos, Mr. DeBusschere and Mr. Dennison Veru. The options granted pursuant to the Directors' Plan vest at the rate of one-third each year from the date elected to the Board. Options granted pursuant to the Directors' Plan expire ten years from their Grant Date. The Directors' Plan is administered by the Compensation Committee. The Compensation Committee has the authority, subject to the terms of the Directors' Plan, to determine the appropriate adjustments in the event of a change in the Common Stock or the Company's capital structure, and to perform other administrative functions. The Director's Plan permits the exercise of options upon the occurrence of certain events and upon termination of a director's service as a director (other than for cause), without regard to the three year schedule described above, under circumstances similar to those provided in the Stock Option Plan. The Directors' Plan may be terminated, under circumstances similar to those provided in the Stock Option Plan.

         The following table shows the number of shares as to which options were granted in 1997 to each director or executive officer under the Stock Option Plan and the Directors' Plan:


        OPTION/SAR GRANTS IN LAST FISCAL YEAR FROM 1994 STOCK OPTION PLAN

                                                                                                            Potential
                                                 Individual Grants                                       Realizable Value
                                                                                                            at Assumed
                                                                                                         Appreciation for
                                                                                                           Option Term
           Number of         Percent of Total
           Securities           Options/SARs         Exercise OR
Name       Underlying            Granted to           Base Price           EXPIRATION            5% ($)              10%($)
          Options/SARs          Employees in            ($/SH)                DATE
            GRANTED             FISCAL YEAR
              (#)
Edwin        5,000                 42.55%                 $9.00          August24, 2007         $33,400             $79,800
HOLZER


            OPTION/SAR GRANTS IN LAST FISCAL YEAR FROM DIRECTORS PLAN

                                                                                                            Potential
                                                 Individual Grants                                       Realizable Value
                                                                                                            at Assumed
                                                                                                         Appreciation for
                                                                                                           Option Term
           Number of         Percent of Total
           Securities           Options/SARs         Exercise OR
Name       Underlying            Granted to           Base Price           EXPIRATION            5% ($)              10%($)
          Options/SARs          Employees in            ($/SH)                DATE
            GRANTED             FISCAL YEAR
              (#)
Dennison Veru  5,000          33.33%                 $10.00                  August 24, 2007     $28,400            $74,800
John           5,000          33.33%                 $10.00                  August 24, 2007     $28,400            $74,800
Hatsopolous
Dave           5,000          33.33%                 $10.00                  August 24, 2007     $28,400            $74,800
DeBusschere



         The following table illustrates stock option awards exercised or exercisable by the named executive officers during 1997 and the aggregate amounts realized by each such officer. The table also shows the aggregate number of unexercised options that were exercisable and unexercisable at December 31, 1997 which represents the positive difference between the market price of the Company's Common Stock and the exercise price of such options.

        AGGREGATED OPTION FISCAL YEAR /SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
                                                                                     Number of                 Value of
                                                                                    Securities               Unexercised
                                                                                    Underlying                 in-the-
                                  Shares                                            Unexercised                 Money
NAME                             Acquired                   VALUE                   Options at                Options at
                                ON EXERCISE              REALIZED ($)                 Fiscal                    Fiscal
                                    (#)                                            Year-End (#)              Year-End ($)
                                                                                   Exercisable/              Exercisable/
                                                                                   UNEXERCISABLE           UNEXERCISABLE(1)
George Lois                          0                        $ 0                    50,000/0                 182,250/0

Theodore D. Veru                     0                         0                     50,000/0                 182,250/0

Robert Stewart                       0                         0                    6,667/3,333             24,168/12,082

Edwin  Holzer                        0                         0                    5,000/5,000              18,125/3,125

----------------------------

(1) Value at December 31, 1997 based upon the last reported trade of $9 5/8 per share.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of March 16, 1998, (i) by each person who is known by the Company to own beneficially more than five percent of the Company's common stock, (ii) by each of the Company's current directors, (iii) by each of the executive officers named in the Summary Compensation Table above and (iv) by all current directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner is 40 West 57th Street, New York, New York.



                                          SHARES BENEFICIALLY
                                                  OWNED

NAME                                 Amount and            PERCENT
                                      Nature of            OF CLASS
                                     Beneficial
                                      Ownership
George Lois                         875,413(1)(2)           32.90%

Theodore Veru                        885,000(1)             33.26%

Dean Laws                              55,816                2.10%

Dennis Coe                             55,816                2.10%

Mike de Maio                         31,819 (2)              1.20%

Robert Stewart                        10,310(2)(4)             *

David DeBusschere                   15,103(2)(3)               *

John Hatsopoulos                    15,000(2)(3)               *

Dennison Veru                       25,413(2)(3)               *

Edwin Holzer                          10,000(4)                *

All directors
and executive                         1,979,690              74.40%
officers as
group (10 persons)

------------------------------

*Less than 1%

(1) Includes 50,000 shares issuable upon exercise of options to purchase shares of Common Stock granted under the Stock Option Plan.
(2)      In addition, Messrs. Lois, de Maio, Stewart, DeBusschere and Dennison
         Veru own Series A Convertible Preferred Stock in the amount of 100, 50,
         75, 25, and 100 shares, respectively. Each share of Series A
         Convertible Preferred Stock is convertible into approximately 154 shares of Common Stock.
(3) Includes shares issuable upon exercise of options to purchase 15,000 shares of Common Stock granted under the Director's Plan.
(4)      Includes shares issuable upon exercise of options to purchase 10,000
         Shares of Common Stock granted under the Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.


   (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:



                          INDEX                                   PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-1

CONSOLIDATED BALANCE SHEETS                                     F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                              F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)                                                   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-8 - F-22



    (a)(2)  Exhibits.  Reference is made to the Exhibit Index, which is found on
pages   of this form 10K.

    (b)   Reports on Form 8-K.

1. Current Report on Form 8-K dated November 7, 1997, filed November 7, 1997, reporting that the Company had entered into the Loan and Security Agreement dated as of October 29, 1997 with Sanwa Business Credit Corporation, as agent and lender, and various other lenders.

2. Current Report on Form 8-K dated December 17, 1997, filed December 24, 1997, reporting that the Company had entered into a definitive Stock Purchase Agreement with the stockholders of F&K.

3. Current Report on Form 8-K dated December 31, 1997, filed January 15, 1998, reporting that the Company had acquired all of the outstanding shares of F&K.

4. Current Report on Form 8-K dated December 31, 1997, filed March 16, 1998, reporting that the Company had acquired all outstanding shares of F&K, including pro forma consolidated financial statements as of December 31, 1997 and for the year ended December 31, 1997 giving effect to the acquisition by the Company of all outstanding shares of F&K and Audited combined and consolidated financial statements of F&K for the years ended December 31, 1995, 1996 and 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Lois/USA Inc.:

We have audited the accompanying consolidated balance sheets of Lois/USA Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lois/USA Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

New York, New York
March 12, 1998

                         LOIS/USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                     (000'S OMITTED, EXCEPT FOR SHARE DATA)


                                   ASSETS                                             December 31,             December 31,
                                                                                          1996                     1997
CURRENT ASSETS:
Cash and cash equivalents                                                              $      567              $   3,218
   Accounts receivable, net                                                                21,788                 38,475
   Expenditures billable to clients                                                         1,702                     764
   Other current assets                                                                       470                     758
                                                                                        -----------             ----------
         TOTAL CURRENT ASSETS                                                              24,527                  43,215
                                                                                        -----------             ----------

   PROPERTY AND EQUIPMENT, AT COST:                                                         2,948                   4,503
   Less-accumulated depreciation and amortization                                          (2,112)                 (2,470)
                                                                                        -----------            -----------
         NET PROPERTY AND EQUIPMENT                                                           836                   2,033
                                                                                        -----------            -----------

   OTHER ASSETS:
   Deferred financing costs, net                                                              350                     747
   Goodwill, net                                                                           18,118                  23,816
   Other assets                                                                               165                     451
                                                                                       ------------            ------------
         TOTAL OTHER ASSETS                                                                18,633                  25,014
                                                                                       ----------              ----------
         Total assets                                                                  $   43,996               $  70,262
                                                                                       ==========               =========




                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft                                                                         $    2,865              $       -
   Accounts payable                                                                        29,285                 48,789
   Accrued expenses                                                                         1,423                  4,713
   Bank loan                                                                                1,580                  4,642
   Advance billings                                                                         2,362                  1,787
   Lease related reserves - current                                                         1,333                  1,622
                                                                                         --------------------------------
        TOTAL CURRENT LIABILITIES                                                          38,848                 61,553
                                                                                         --------               --------

OTHER LIABILITIES:
   Lease related reserves                                                                   4,834                  4,854
   Equity subject to put rights                                                               270                     -
   Deferred purchase price                                                                  5,939                  9,250
                                                                                        ----------              ---------
         TOTAL LIABILITIES                                                                 49,891                 75,657
---------                                                                               ---------               --------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK                                                                 -                       2,160


STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share:  1,000,000 shares                               -                         -
  authorized; no shares issued and outstanding
Common stock, par value $.01 per share:                                                        26                     24
  20,000,000 shares authorized; 2,555,875 and 2,439,861 issued and outstanding in 1996 and 1997, respectively.
Additional paid-in capital                                                                  5,757                  5,537
Accumulated deficit                                                                       (11,678)               (13,116)
                                                                                        ---------                --------
         TOTAL STOCKHOLDERS' DEFICIT                                                      (5,895)                 (7,555)
                                                                                         --------                --------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $ 43,996                $ 70,262
                                                                                        ========               =========


 The accompanying notes are an integral part of these consolidated statements.

                                                  LOIS/USA INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                      FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                              (000'S OMITTED, EXCEPT FOR SHARE DATA)

                                                                                1995                1996              1997
                                                                               ------               ------            ----
REVENUE:
Commissions and fees                                                        $    16,035             $    23,067       $  28,284
                                                                                                    -----------          ------

OPERATING EXPENSES:
Salaries and related costs                                                        9,986                  16,218          19,143
Unusual costs                                                                         -                   3,583               -
Client services                                                                   1,387                   1,934           2,578
Rent and related charges                                                          1,334                   1,702           1,686
Amortization of goodwill                                                             88                   1,032           1,044
Depreciation and amortization                                                       215                     441             350
Other operating expenses                                                          1,723                   2,755           4,299
                                                                             ----------             -----------      -----------
TOTAL OPERATING EXPENSES                                                         14,733                  27,665          29,100
                                                                                                    -----------      -----------

OPERATING INCOME (LOSS)                                                           1,302                  (4,598)           (816)
NONOPERATING EXPENSES:
Interest, net                                                                       138                     232             170
Amortization of deferred
Financing costs                                                                      56                      87             398
                                                                            ------------            ------------    ------------
TOTAL NONOPERATING EXPENSES                                                         194                     319             568
                                                                            -----------             -----------     ------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
INCOME TAXES                                                                      1,108                  (4,917)         (1,384)

PROVISION(BENEFIT) FOR INCOME TAXES                                                 390                     307              (3)
                                                                            -----------             ------------    ------------

NET INCOME (LOSS)                                                       $           718             $    (5,224)      $  (1,381)
                                                                        ===============         ================    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                           $           .33             $     (2.09)     $     (.57)
                                                                        ===============         ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                      2,175,000               2,496,928       2,439,259
OUTSTANDING                                                           ==============          ================    ===========

 The accompanying notes are an integral part of these consolidated statements.

                                                      LOIS/USA INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                                          DEFICIT

                                            FOR THE YEARS ENDED DECEMBER 31, 1995,  1996  AND 1997

                                                              (000'S OMITTED)



                                                       Common        Common           Additional
                                                       Stock          Stock            Paid-in            Accumulated
                                                       Shares       Par Value          CAPITAL              DEFICIT         TOTAL
LANCE,  DECEMBER 31, 1994                            1,775         $ 18             $ 1,029               $ (7,172)      $ (6,125)
Conversion of Redeemable Warrants                       81            1               1,357                    -            1,358
Issuance of common shares                              300            3               1,360                    -            1,363
Net income                                              -             -                 -                      718            718
                                                      ------       ---------        ----------          -----------     -----------

BALANCE,  DECEMBER 31, 1995                          2,156           22               3,746                (6,454)         (2,686)
Issuance of common shares                              400            4               2,011                    -            2,015
Net loss                                               -              -                 -                  (5,224)         (5,224)
                                                    --------      -----------      ----------             --------        --------

BALANCE,  DECEMBER 31, 1996                          2,556           26               5,757               (11,678)         (5,895)
EJL settlement - return of shares                     (189)          (2)               (863)                  -              (865)
Acquisition of Fogarty & Klein, Inc.
    Issuance of shares                                  50            -                 481                   -               481
    Issuance of warrants                                 -            -                 122                   -               122
    Shares issued for acquisition costs                 23            -                 164                   -               164
Stock dividends on redeemable preferred stock            -            -                  37                   -                37
Net issuance costs                                       -            -                (161)                  -              (161)
Dividends on redeemable preferred stock                  -            -                  -                   (57)             (57)
Net loss                                                 -            -                  -                (1,381)          (1,381)
                                                    ---------     ----------       ----------             -------       ----------

BALANCE,  DECEMBER 31, 1997                          2,440         $ 24              $5,537             $(13,116)         $(7,555)
                                                     =======      ========          =========           ========        ==========


   The accompanying notes are an integral part of these consolidated statements.



                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (000'S OMITTED)

                                                                                         1995                1996           1997
                                                                                         ----               ----           -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       $ 718             $ (5,224)       $(1,381)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
           Present value interest on Deferred Purchase Price                                   -                -             140
            Depreciation and amortization                                                 215                  441            350
Loss on disposals of fixed assets                                                              -               254             41
Amortization of deferred financing costs                                                   56                   87            398
Bad debt expense                                                                           72                   60            127
Amortization of goodwill                                                                   88                1,032          1,044
Deferred taxes                                                                            390                   76             -
           Decrease in lease related reserves                                              -                (1,278)        (1,611)
           Other                                                                           -                    -             100
(Increase) decrease in accounts receivable                                             (5,635)               7,653           (267)
(Increase) decrease in expenditures billable to clients                                  (514)                 196          1,372
(Increase) decrease in other current assets                                              (450)                 528           (293)
Decrease in other assets                                                                   -                   (89)            -
Increase (decrease) in bank overdraft                                                      -                 2,865         (2,865)
Increase (decrease) in accounts payable                                                 7,198               (7,362)         3,879
Increase (decrease) in accrued expenses                                                    -                (1,174)           366
Increase (decrease) in advanced billings                                                   -                 1,884         (1,459)
Decrease in deferred payouts                                                              (47)                 (46)          (250)
                                                                                    -----------            -----------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     2,091                  (97)          (309)
                                                                                    ----------             -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                 (72)                 (185)          (268)
Cash paid for acquisitions, net of cash acquired of $3,101 in 1997                         -                (1,888)          (399)
Acquisition costs                                                                          -                  (347)          (618)
                                                                                    ------------           ------------    -------
NET CASH (USED IN) INVESTING ACTIVITIES                                                  (72)               (2,420)        (1,285)
                                                                                    -----------            --------------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends                                                                        -                    -             (21)
Cash paid for fees on secured credit agreement                                             -                    -            (161)
Proceeds from redeemable preferred stock                                                   -                    -           2,160
Proceeds from borrowings under credit facility                                             -                 1,580          3,062
Net proceeds of public offering                                                        1,665                    -              -
Subordinated debt redemption                                                          (3,200)                   -              -
Increase in deferred financing costs                                                    (212)                 (225)          (795)
                                                                                   -----------            --------------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (1,747)                1,355          4,245
                                                                                   ----------             ---------------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     272                (1,162)        (2,651)
                                                                                   -------------          --------------   --------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           1,457                 1,729           567
                                                                                   ------------          -------------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $  1,729             $     567        $3,218
                                                                                   ===============      =============     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                      1995                1996                1997
                                                                                       ----                ----                ----
CASH PAID DURING THE PERIOD FOR:
Interest                                                                           $      138          $    297           $    110
Income taxes                                                                              270                140                37


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

The Company is a full service advertising and marketing communications company operating on a national basis through its four advertising agencies located in New York, Chicago, Los Angeles, Houston, Austin and Dallas. In addition to the planning, creating and placement of advertising, the Company offers its clients a broad range of other marketing communication services, including marketing consultation, consumer market research, direct mail advertising, merchandising design and corporate identification services.

The Company's business operations are not seasonal; however, based upon individual client expenditures, significant quarter-to-quarter fluctuations in billings and net income may occur.

A key element of the Company's strategic plan is to evaluate, for acquisition, advertising agencies which would be complementary to the Company's current business activities. Financing for acquisitions will vary upon the economics of each situation, however, the Company's acquisition financing strategy is likely to include issuances of securities and deferred contingent payments as part of the purchase price. The ability to consummate future acquisitions may require material capital expenditures or commitments that could place significant constraints on future working capital. In addition, the bank credit agreement discussed in Note 6 contains covenants restricting the Company from making capital expenditures in excess of specified amounts. Furthermore, issuances of securities, either to consummate acquisitions or to obtain operating working capital, could dilute existing shareholders.


RECOGNITION OF COMMISSIONS AND FEES

Commissions and fees represent the principal source of income and are derived from placing client advertising with various forms of media. Commissions on media placements and production and fee billings are recognized at the time such services are rendered to clients in the normal course of business.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The Company arranges for the placement of media with various providers. These providers bill the Company and the Company bills its clients. Accordingly, balances of accounts receivable and accounts payable will be disproportionate to the Company's revenue, which only includes commissions and fees derived from clients. Included in accounts receivable at December 31, 1996 and 1997 are allowances for uncollectible accounts of $823,000 and $1,087,000, respectively.

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

INVESTMENTS

The Company has developed a concept known as Lois/USA Ventures which is made available to certain carefully selected clients that are at an early development stage, during which advertising would be strategically advantageous, but which lack sufficient cash resources to support the desired level of advertising and creative talent. The Company provides its creative services to such clients and receives an equity interest in the client as a component of its fee arrangement; clients are required to pay the Company cash for all out-of-pocket costs, including media and production costs. Equity investments are carried at their cost, which approximates market value, and are included in other current assets on the accompanying consolidated balance sheet. During 1997, the Company received options in two companies under this program. Such options were valued at $118,000, representing the value of the underlying stock over the exercise price at the date of grant.

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

GOODWILL

Goodwill represents the excess of the acquisition costs over the fair value of the net tangible assets acquired. Goodwill recorded in connection with the acquisition of the Chicago office, EJL (see Note 3) and Fogarty & Klein, Inc. (see Note 2) is being amortized on a straight-line basis over 10 years, 20 years and 20 years, respectively. At December 31, 1996 and 1997, accumulated amortization of goodwill amounted to $1,618,000 and $2,662,000, respectively. Management periodically evaluates goodwill for impairment on the basis of a comparison of the future estimated undiscounted cash flows arising from the acquired business to the related unamortized goodwill.

DEFERRED FINANCING COSTS

Deferred financing costs at December 31, 1997 represent financing costs incurred in connection with a new credit facility obtained in October 1997, as discussed in Note 6. These costs are being amortized on a straight-line basis over three years. Prior to 1997, deferred financing costs represented financing costs incurred in connection with the acquisition of EJL. These costs were written off in 1997 when the new credit facility was obtained.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets, and for assets to be disposed of. The adoption of this statement had no effect on the consolidated financial statements.

STOCK-BASED COMPENSATION

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, the Company discloses pro forma net income and net income per share information reflecting what the effect of applying SFAS No. 123 fair measurement to employee arrangements would be. See Note 9.

INCOME TAXES

The Company provides for taxes at the federal, state and local levels. Deferred taxes are provided for differences between the financial accounting and income tax basis of assets and liabilities in accordance with SFAS No. 109.

SEVERANCE AGREEMENTS

Arrangements with certain employees provide for continuing payments for periods after cessation of their full time employment in consideration of agreements by the employees not to compete and to render consulting services in the post-employment period. Such payments, which are determined, subject to certain conditions and limitations, by earnings in subsequent periods, are expensed in such periods.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had one client from whom revenues exceeded 10% of consolidated revenues in the years ending December 31, 1997 and 1996. Two other clients accounted for revenues in excess of 10% of consolidated revenues for the year ended December 31, 1995. The following table sets forth the revenues by client and the percentage of consolidated revenue which this represents.

                      Client 1               Client 2                 Client 3
                  -------------------------------------------------------------
1997:
REVENUE             4,407,000
% Revenue               16.00%

1996:
Revenue            $2,654,000
% REVENUE               11.00%

1995:
Revenue                                     $2,107,000              $2,030,000
% REVENUE                                        13.00                   12.00%


As of December 31, 1997, 1996, and 1995, the aggregate amounts due from clients which accounted for 10% or more of revenues in each applicable year and included in accounts receivable were $1,454,320, $1,831,064 and $6,004,865, respectively. Substantially all of these receivables have since been collected.

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash in bank accounts and short-term overnight investments which, at times, may exceed federally insured limits. Other than accounts receivable due from significant customers as discussed above, the majority of the Company's receivables are due from geographically dispersed clientele, principally in the consumer products industry.

The Company's debt obligations bear interest at floating interest rates. Accordingly, recorded amounts are substantially equivalent to fair market value.

EARNINGS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share", effective December 31, 1997. As required by SFAS No. 128, earnings per share amounts for prior years have been restated; the restatement did not have a material effect on the previously reported amounts.

Basic earnings per share excludes any dilution for common stock equivalents and is computed on the basis of net income or loss, adjusted for the dividend requirement on the Company's Series A Convertible Preferred Stock , divided by the weighted average number of common shares outstanding during the relevant period.

Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. Diluted earnings per share is also computed on the basis of the weighted average number of common shares outstanding during the relevant periods as the consideration of stock options and warrants would be anti-dilutive.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the use of certain estimates made by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

CASH FLOWS

The following supplemental schedule summarizes the fair value of non-cash assets acquired, cash paid, common shares issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries for each of the three years ended December 31:

                                                               1995             1996                    1997
                                                               ----             -----                   -----
Fair value of non-cash assets acquired                      $   -               $30,794                 $ 18,681
    Cash paid, net of cash acquired                             -                (2,235)                    (399)
    Common shares                                               -                (2,015)                  (2,500)
                                                         ----------------    ----------------       ---------------
    Liabilities assumed                                    $    -             $  26,544                $  15,782
                                                          ==============     ================       ==================



NEW ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes a requirement for the display of the components and total of comprehensive income in a financial statement having equal prominence to the other financial statements included in a full set of general purpose financial statements. Comprehensive income includes net income and items of gain or loss that, under generally accepted accounting principles, are excluded from net income and charged or credited directly to stockholders' equity. SFAS No. 130 is effective for years beginning after December 15, 1997. The Company has not yet completed its analysis of the requirements of SFAS No. 130; however, the implementation of the requirements of this statement will not affect the Company's net income, cash flows or financial position.

In June 1997 the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No.131 is effective for years beginning after December 15, 1997 and replaces the requirements of SFAS No. 14 concerning the manner in which an enterprise defines its reportable business segments and the nature of the information about business and geographic segments disclosed in the annual and interim financial statements of public companies. The Company has not yet completed its analysis of the requirements of SFAS No. 131; however, the implementation of the requirements of this statement will not affect the Company's net income, cash flows or financial position.


2.       ACQUISITION OF FOGARTY & KLEIN, INC.

On December 31, 1997, the Company acquired all of the outstanding common stock of Fogarty & Klein, Inc. and its subsidiaries ("F&K"). The Company made an initial payment comprised of cash of $3,500,000, and the issuance of 50,000 shares of the Company's common stock and warrants for the purchase of 39,000 shares of the Company's common stock, exercisable through December 31, 2000 at an exercise price of $10.00 per share.

The F&K Agreement requires the Company to make additional purchase price payments on the first, second and third anniversaries of the acquisition. On December 31, 1998 the sellers will receive an additional cash payment of $1,125,000 and warrants for the purchase of 50,000 shares of the Company's common stock exercisable through December 31, 2001 and an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1,125,000 and to issue an additional 50,000 warrants, exercisable through December 31, 2002 at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3,250,000, which may be increased or decreased by up to $450,000 for 15% of the difference between the actual commissions and fees of F&K for the three years ending December 31, 2000, from clients existing at the time of the acquisition and $42 million. Concurrent with the acquisition of F&K, the Company entered into certain employment contracts with the three senior officers of F&K that provide for aggregate compensation of $4,950,000 over the next five years. Of that amount, $1,200,000 has been treated as a component of the purchase price. The Company also incurred transaction costs of $665,000 in connection with the transaction.

The acquisition has been accounted for as a purchase, with the amounts payable during 1998, 1999 and 2000 included in the determination of the purchase price at their present value (aggregating $5,827,000) and included in the consolidated balance sheet as Deferred Purchase Price. The aggregate purchase price, at its present value of $5,594,000 was allocated to the assets acquired and liabilities assumed based on their fair values, with the remainder of $8,244,000 recorded as goodwill. The goodwill recorded as a result of the acquisition of F&K is being amortized over 20 years. None of the goodwill recorded will be deductible for tax purposes; as a result, the Company's effective tax rate will be adversely impacted.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1997 are presented as if the acquisition of F&K had been made on January 1, 1996. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of operations under the ownership and management of the Company.

(In thousands except per share amounts)        1996                   1997
                                           ----------------    ---------------
Commissions and fees                          35,176                 43,459
Net (loss) income                             (3,745)                   576
Net (loss) income per common share           $ (1.47)                 $ .60


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

The Company accounted for the acquisition using the purchase method of accounting, and since February 12, 1996, the Company's consolidated financial statements have included EJL's assets, liabilities and results of operations. At the date of acquisition, the minimum guaranteed Additional Purchase Price of $6,750,000 was recorded as a liability on the Company's consolidated balance sheet (which was reduced to $5,939,000 as of December 31, 1996 as a result of payments made through that date) and the excess of the minimum guaranteed purchase price of $12,750,000 over the fair market value of the net assets acquired and liabilities assumed was reflected in the Company's consolidated financial statements as goodwill. This purchase resulted in recording goodwill in the amount of $18,825,064. The goodwill is being amortized on a straight-line basis over a period of 20 years. None of the recorded goodwill will be deductible for income tax purposes. As a result of the non-deductibility of goodwill, the Company's effective tax rate will be adversely impacted.

In May 1997, the Company and the Sellers agreed to revise the terms of the Original Agreement. Under the revised terms, the Sellers will receive a total of $9,646,000, comprised of (i) the $4,000,000 cash paid at the closing, (ii) cash payments of $811,000 made during fiscal 1996, (iii) $1,135,000 through the retention of 189,183 shares (of the total of 378,366 shares) of common stock issued to them through December 31, 1996 under the Original Agreement (the remaining 189,183 shares to be returned to the Company), and (iv) future cash payments totaling $3,700,000, payable $135,000 quarterly commencing June 1999 through March 2004 and then $50,000 quarterly commencing June 2004 through March 2009. The revised purchase price, with the future payments discounted at a rate of 6.5% per annum, is $8,612,000, which is $4,480,000 less than the purchase price recorded under the Original Agreement. The recording of the effects of the revisions of the terms of the acquisition, which is reflected in the Company's consolidated financial statements in the second quarter of fiscal 1997, had the effects, relative to December 31, 1996 amounts, of (i) reducing goodwill by $4,480,000, (ii) reducing the liability for the future payments by $3,345,000,
(iii) eliminating the $270,000 for redeemable common stock, and (iv) reducing stockholders' equity by $865,000. In connection with the revision of the terms of and the accounting for the acquisition, the Company accrued as a portion of the purchase price approximately $900,000 of future compensation payable under employment contracts with the former EJL shareholders, and a liability of $1.9 million for unfavorable lease terms.

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

(In thousands except per share amounts)        1995                   1996
                                            --------------       -------------
Commissions and fees                           32,474                  23,067
Net loss                                         (191)                 (5,224)
Net loss per common share                       $(.09)                 $(2.09)


4.       PROPERTY AND EQUIPMENT

Fixed assets as of December 31, 1996 and 1997 are summarized as follows (000's omitted):

                                             1996                1997
                                             ----                ----
Equipment                                   $1,342              $2,161
Furniture and fixtures                         759                 917
Leasehold improvements                         474                 869
Autos                                           55                  47
Computers                                      318                 509
                                          --------              -----------
                                             2,948               4,503
Less- Accumulated depreciation and
 Amortization                                2,112               2,470
                                            -------              -----
                                            $  836              $2,033
                                            =======             =========



5.       THE COMPANY'S OFFERING

On January 3, 1995, the Company consummated a registered direct placement of 300,000 shares of common stock at a price of $6.00 per share (the "Offering"). The gross proceeds of $1,800,000 were reduced by seller's commissions of $108,000 and other professional fees and expenses of approximately $329,000. These net proceeds, together with the borrowings discussed in Note 6, were used to repay, in full, the Company's outstanding $3,200,000 subordinated loan payable which was due on December 31, 1994 (Note 8).

Concurrent with the Offering, the Company and Messrs. Lois and Veru (the Company's then principal stockholders and chief executive and chief operating officers) entered into an agreement with the holders of the Company's then outstanding warrants, as discussed in Note 8, whereby the Company agreed to issue the warrant holders 100,000 newly issued common shares and Messrs. Lois and Veru each agreed to transfer 62,500 common shares owned by them to the warrant holders. The 225,000 shares, valued at $6.00 per share, for a total of $1,350,000, was reflected as additional paid-in capital upon completion of the Offering. The full $1,350,000 value of the warrants was charged to expense during 1991 through 1994.

6. CREDIT FACILITIES

Concurrent with the Company's Offering in January 1995 and the repayment of the subordinated loan discussed in Note 8, the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with Chase Manhattan Bank ("Chase"). Upon consummation of the Company's Offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the Company's Offering, enabled the Company to repay the subordinated loan (see Note 8). Amounts outstanding under the Reducing Revolving Credit Agreement bore interest at the highest rate determined with reference to one of several fluctuating rate bases. The 1995 and 1996 interest rates under the credit facility were 10% and 9.7%, respectively. The Reducing Revolving Credit Agreement contained certain affirmative and negative covenants customary in an agreement of this nature. The terms of the Reducing Revolving Credit Agreement prohibited the Company from paying dividends on its common stock, and borrowings under the Reducing Revolving Credit Agreement were secured by (a) all of the assets of the Company's operating subsidiaries, (b) a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, (c) a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and (d) an assignment in favor of Chase of the key man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

Concurrent with the acquisition of EJL in February 1996, Chase amended the January 1995 Reducing Revolving Credit Agreement to increase the facility to $3,833,000, extend the maturity date through June 30, 1999 and require quarterly amortization of $250,000 commencing March 31, 1996. The Company was also required to prepay amounts outstanding under the Reducing Revolving Credit Agreement equal to 100% of Excess Cash Flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of Excess Cash Flow above $300,000 for any year. At December 31, 1996, the balance outstanding under this agreement was $1,580,000 and an additional $1,253,000 was available. However, as a result of defaults with respect to other covenants in the agreement, at December 31, 1996 Chase had suspended the Company's right to obtain additional borrowings. Subsequent to year end, the Company repaid all amounts outstanding under the Reducing Revolving Credit Agreement. In May 1997, Chase extended to the Company a new $2.5 million line of credit, to replace the Reducing Revolving Credit Agreement, having collateral terms essentially the same as those of the Reducing Revolving Credit Agreement.

In October 1997, the Company entered into a revolving credit facility with Sanwa Business Credit Corporation ("Sanwa") which provides for borrowings up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a term of three years, with borrowings bearing interest at 2.5% above the London Interbank Offered Rate ("LIBOR"). Borrowings are secured by essentially all of the assets of the Company, including the common shares and assets of the Company's subsidiaries. Upon the execution of the new facility, the Company borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Reducing Revolving Credit Agreement, as amended, which was then terminated. As of December 31, 1997, borrowings of $4,642,000 were outstanding and additional borrowings of $5,358,000 were available under the Sanwa facility.


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

There were approximately $268,000 in fees and expenses incurred in connection with the initial Reducing Revolving Credit Agreement. These costs were being amortized over the initial three-year period of the loan. Costs to extend the facility of approximately $175,000 and the unamortized fees from the initial loan were written off as of December 31, 1997.

7. SERIES A PREFERRED STOCK

In May 1997, the Company raised additional capital of approximately $2.2 million through the private placement of 2,160 shares of Series A Convertible Preferred Stock. The Series A Preferred Stock is convertible by the holders thereof into shares of the Company's common stock, at a conversion price of $6.50 per share beginning September 16, 1997. The Company is required to redeem the Series A Preferred Stock, if not earlier converted or redeemed, for $1,000 per share on May 19, 2002.

Dividends on the Series A Preferred Stock are payable quarterly at a rate of $25 per share. Holders were given the right to elect to receive the first four dividend payments in the form of shares of the Company's common stock, valued at $6.50 per share, and the holders of 1,375 shares of the Series A Preferred Stock have so elected.

8.       SUBORDINATED LOAN PAYABLE

In 1991, the Company borrowed $3,200,000, at an interest rate of 11% per annum, payable semiannually. The subordinated loan was due on December 31, 1994 and was collateralized by the Company's receivables. As discussed in Note 6, this loan was repaid in January 1995.

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

9. STOCK OPTION PLAN FOR EXECUTIVE OFFICERS AND DIRECTORS

The Company's 1994 Stock Option Plan for Executive Officers and Directors of Lois/USA (the "Stock Option Plan") was adopted by the Company's Board of Directors in December 1994. A total of 200,000 shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers of the Company or a subsidiary. To date, 137,000 options have been granted under the Stock Option Plan.

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

The following sets forth the activity for the Stock Option Plan and the Directors' Plan for the years ended December 31, 1995, 1996 and 1997:


                                                                                        Weighted
                                                                   Number                Average
                                                                     of                 Exercise
                                                                   shares                 Price
                                                              -----------------    -------------------

Outstanding at December 31, 1994                                        -
Granted                                                               40,000                $6.00
Exercised                                                               -
Forfeited                                                               -
                                                                 ----------------     ------------------

Outstanding at December 31, 1995                                      40,000                 6.00

Granted                                                              120,250                 6.00
Exercised                                                               -
Forfeited                                                               -
                                                                 ----------------     ------------------

Outstanding at December 31, 1996                                     160,250                $6.00

Granted                                                               26,750                 9.56
Exercised                                                                -                     -
Forfeited                                                              5,000                 6.00
                                                                 ----------------     ------------------

Outstanding at December 31, 1997                                     182,000                 $6.52

                                                                 ================     ==================
Options exercisable at December 31, 1997                            159,750                 $6.38
                                                                 ================     ==================

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

                                                          (000's omitted, except for share data)
                                                                1997                     1996                    1995
                                                                ----                                             ----

Net (Loss) Income:          as reported                       $(1,381)              $  (5,224)                 $  718
Net (Loss) Income:          pro forma                         $(1,506)              $  (5,625)                 $  678
Net (Loss) Income
    per Share:              as reported                        $ (.57)              $   (2.09)                 $  .33
Net (Loss) Income
    per Share:              pro forma                          $ (.62)              $   (2.25)                 $   .31


This pro forma impact only takes into account options granted since January 1, 1995. The SFAS No. 123 fair value of each option granted was estimated on the date of grant using a number of factors that resulted in a net value of approximately 50% of the stock price on the grant date.


10. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Mr. Lois and Mr. Veru to serve as Co-Chairman of the Board/Chief Executive Officer and Co-Chairman of the Board/President/Chief Operating Officer/ Secretary, respectively. Each of the employment agreements, as amended in January 1996, expires on December 31, 2000 and provides for an option to renew the employment agreement for an additional five years at the discretion of the Board of Directors. Each employment agreement provides that upon termination of the agreement, other than for cause, the Company will enter into a consulting arrangement with Mr. Lois and Mr. Veru, as applicable, for a period of five years, pursuant to which each of Mr. Lois and Mr. Veru, for specific services to be rendered, would be paid 50% of his previous base salary. As compensation for services rendered under their employment agreements, Mr. Lois was paid an annual base salary of $295,000, $325,000 and $350,000 for 1995, 1996 and 1997, respectively, and Mr. Veru was paid an annual base salary of $275,000, $325,000 and $350,000 for 1995, 1996 and
1997, respectively.

On January 1, 1995, Lois/USA Chicago entered into an employment agreement with Edwin Holzer to serve as Managing Director. This agreement was amended March 1, 1996 to extend the expiration of this agreement to December 31, 1999. Lois/USA Chicago has the right to renew the agreement for additional one-year terms by giving Mr. Holzer written notice of its intention to renew not later than 120 days prior to the end of the initial term or any renewal term. Under this agreement, Mr. Holzer's annual base salary was to be $275,000, for the first three years, and $300,000, for the remaining two years. For 1996 and 1997 Mr. Holzer received a base salary of $300,000. In addition, Mr. Holzer received compensation in the amount of $150,000, which was originally recorded as a prepaid and is amortized as it is earned in three equal annual installments beginning January 1, 1995. Compensation expense relating to this additional compensation was $50,000 in 1995, 1996 and 1997. In addition, the Company created a deferred compensation plan for Mr. Holzer's benefit under which payments totaling $185,686 vested in Mr. Holzer as of December 31, 1992. Under the plan, the Company paid Mr. Holzer $46,422 on March 31, 1993, 1994, 1995 and 1996.

On January 1, 1995 the Company entered into an employment agreement with Robert Stewart to serve as Chief Financial Officer, Treasurer, Assistant Secretary and Executive Vice President. The original agreement was for a term of three years and, pursuant to provisions allowing the Company to renew the agreement for three year periods, has been extended to December 31, 2000. This agreement provides for an annual base salary of $150,000 per year

Concurrent with the acquisition of EJL, the Company entered into five year employment agreements expiring February 13, 2001 with four senior executives of EJL. Pursuant to these agreements, Mr. Laws and Mr. Coe will serve as Chairman of Lois/EJL Los Angeles, and President and Chief Executive Officer of Lois/EJL Los Angeles, respectively, and will each receive a base salary of $325,000 per year. Michele de Maio will serve as President of Lois/EJL Chicago and will receive an annual base salary of $300,000. Upon expiration of these employment agreements, Mr. Laws, Mr. Coe, and Mr. de Maio shall enter into five year consulting agreements providing for payment of $100,000 per year. The Company entered into an employment agreement with Michael Waterkotte to serve as Executive Vice President and Creative Director of Lois/EJL Chicago for an annual base salary of $215,000. At the discretion of the Board of Directors, this agreement may be extended for an additional agreed upon period if the Board notifies Mr. Waterkotte within 60 days of the expiration of the initial term or any renewal term.

Concurrent with the purchase of all the outstanding shares of Fogarty & Klein, Inc. on December 31, 1997, the Company entered into employment agreements with three of F&K's senior executives. These agreements provide for base compensation of $450,000 per year for each of William H. Fogarty, Richard E. Klein and Thomas Monroe. The term of the agreements for each of Messrs. Fogarty and Klein is for a period of three years, and Mr. Monroe's agreement is for a period of five years. In addition to the base compensation, each of the officers is eligible to participate in an annual bonus pool. In connection with recording the acquisition of F&K, the Company included as a component of the purchase price and of the deferred purchase price liability, the present value of $1,200,000 of the compensation due under these agreements (see Note 2).


LEASES

The Company has entered into noncancellable operating leases for office space in New York, Chicago, Los Angeles, Houston, Austin, San Antonio and Dallas. The following are the future minimum annual rental payments under those leases (000's omitted):

Years ending December 31:
1998                                               $     4,093
1999                                                     4,270
2000                                                     4,139
2001                                                     2,680
2002                                                     2,059
Thereafter                                              12,941
                                                   -----------
                                                   $    30,182


In connection with the acquisition of EJL (see Note 3), the Company recognized an acquisition date liability for excess space in Los Angeles and Chicago (net of anticipated sub-lease income) and for the excess of the lease cost for the Los Angeles lease over current fair market value. This reserve is included on the accompanying consolidated balance sheets as lease related reserves.

DEFINED CONTRIBUTION PLANS

The Company is the sponsor of a 401(k) Profit Sharing Plan for employees, who were not associated with the EJL acquisition, which provides for deferred contributions by plan participants. The Company may, at its discretion, make contributions that match in whole or in part the participants' contributions. To date, no Company contributions have been made under this plan. In connection with the EJL acquisition, as discussed in Note 3, the Company also sponsors a 401(k) Defined Contribution Plan for former EJL employees which provides for deferred contributions by plan participants. The Company will match 25% of the employee contributions. This employer contribution, which vests over a six year period, was $98,737 and $76,502 in 1996 and 1997, respectively.


ISSUANCE OF ADDITIONAL SHARES OF STOCK

The Company has the ability to issue shares of common stock, from time to time, without stockholder approval and may elect to issue additional shares in one or more public or private offerings. The Company's Certificate of Incorporation also authorizes the Board of Directors to issue "blank check" preferred stock, from time to time, in one or more series, without stockholder approval. The issuance of such preferred stock could adversely affect the voting power, dividend rights and other rights of holders of the common stock.

It is management's belief that it is unlikely the Company will declare any dividends in the near future.


11. INCOME TAXES

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

The components of provision for income taxes for the years ended December 31, 1995, 1996 and 1997 are as follows (000's omitted):

                                                         1995                1996                 1997
                                                 ---------------------------------------------------------------
Current:
Federal                                               $   -                 $  -                $   -
State and local                                           89                  231                   (3)

                                                 ---------------------------------------------------------------
Total current                                             89                  231                   (3)
                                                 ---------------------------------------------------------------

Deferred:
Federal                                                  256                   -                     -
State and local                                           45                   76                    -

                                                 ---------------------------------------------------------------
Total deferred                                           301                   76                     -
                                                 ---------------------------------------------------------------

Total                                                 $  390        $         307      $             (3)
                                                 ===============================================================



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

The net deferred tax asset as of December 31, 1996 and 1997 consists of the following amounts (000's omitted):

                                                    1996             1997
                                             ----------------------------------

Net operating loss carryforwards                  $ 2,853         $ 2,932
Deferred compensation                               -                 -
Bad debt reserve                                      337             360
Lease related reserves                              2,528           2,008
Severance accruals                                     62              41
Valuation allowance                                (5,780)         (5,341)
                                                   --------        -------
Deferred tax asset                                $    -           $  -
                                                 =============   ============


The valuation allowance was increased in 1996 and 1997, to fully reserve for the deferred tax assets, reflecting management's belief that the 1996 and 1997 losses and other factors made future realization of those assets not sufficiently assured. Certain additions to the deferred tax assets, and the valuation reserve, resulted from differences between the financial reporting and income tax bases of the assets acquired and liabilities assumed in the acquisition of EJL, and were recorded at the time of the acquisition.

Reconciliation of the differences between income taxes computed at the federal statutory rate and consolidated provisions for income taxes are as follows (000's omitted):

                                                                              1995              1996             1997
                                                                       -----------------------------------------------------

Income taxes (benefit) computed at federal statutory                          $ 377         $(1,672)         $(  471)
 rate of 34%
State taxes, net of federal benefit                                              89              231              37
Non-deductible goodwill amortization                                             -               387             392
Non-deductible costs                                                             40               50              51
Adjustments of prior year accruals and other, including
changes in the valuation allowance                                             (116)           1,311            ( 12)
                                                                               ------       ---------        --------
Provision (benefit) for income taxes                                         $  390         $    307          $   (3)
                                                                             ========       =========

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

                                           LOIS/USA INC.

                                           By: /S/ THEODORE D. VERU
                                               Theodore D. Veru
                                               CO-CHAIRMAN OF THE BOARD,
                                               CO-CHIEF EXECUTIVE OFFICER AND
                                               PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



      SIGNATURE                                   Title                                      Date

 /S/ GEORGE LOIS                          Co-Chairman of the Board,                      March 31, 1998
                                          Co-Chief Executive  Officer and
George Lois                               Director

 /S/ THEODORE D. VERU                     Co-Chairman of the Board,                      March 31, 1998
                                          Co-Chief Executive  Officer
Theodore D. Veru                          President, and Director

                                          Executive Vice President,                      March 31, 1998
 /S/ ROBERT K.                            Chief Financial Officer,
STEWART                                   Treasurer and Secretary
Robert K. Stewart                         (Principal Financial Officer
                                          and Principal Accounting
                                          Officer)

 /S/ JOHN N. HATSOPOULOS                                                                 March 31, 1998
                                           Director
John N. Hatsopoulos
                                                                                         March 31, 1998
 /S/ DAVID DEBUSSCHERE                     Director
David DeBusschere
                                                                                          March 31, 1998
 /S/ DENNISON T. VERU                      Director
Dennison T. Veru


                                                   EXHIBIT INDEX


         The following exhibits, unless otherwise indicated, were filed as part of the Company's Registration Statement on Form SB-2 (33-83894-NY) declared effective by the Commission on December 29, 1994 and herein incorporated by reference.


*2.1              Stock Purchase Agreement dated as of February 12,
                  1996, by and among the shareholders of  Eisaman, Johns
                  & Laws Advertising, Inc. and Lois/USA Inc.
+2.1              Stock Purchase Agreement dated as of December 17,
                  1997, by and among the shareholders of  Fogarty &
                  Klein, Inc. and Lois/USA Inc.
3.1               Form of Amended and Restated Certificate of
                  Incorporation of Lois/USA to be filed with the
                  Delaware Secretary of State.
3.2               Form of Amended and Restated By-Laws of Lois/USA.
#9.1              Shareholders' Agreement dated as of February 14, 1996,
                  by and among each of Dennis Coe, Dean  Laws, Michele
                  de Maio and Michael Waterkotte, selling shareholders
                  of Eisaman, Johns & Laws  Advertising, Inc. and
                  Theodore Veru and George Lois, shareholders of the
                  Company.
10.1              Form of Employment Agreement between Lois/USA and
                  George Lois.
10.2              Form of Employment Agreement between Lois/USA and
                  Theodore Veru.
10.3              Form of Employment Agreement between Lois/USA and
                  Edwin Holzer.
10.4              Employment Agreement dated as of March 1, 1994 between
                  Lois/USA and Richard Colby.
10.5              Note and Warrant Purchase Agreement dated December 10, 1991 between Lois/USA and Trigger Associates, L.P.
10.7              Form of Stock Option Plan for Executive Officers.
10.8              Form of Non-qualified Stock Option Plan for
                  Non-Employee Directors.
10.10             Agreement dated December 18, 1991 between Sands
                  Brothers and the Company.
10.11             Warrants issued to Trigger Associates.
10.12             Warrants issued to Sands Brothers.
10.13             Promissory Note dated December 18, 1991 issued to
                  Trigger Associates.
10.14             Pledge and Security Agreement dated as of
                  December 18, 1991 among the Company, Lois/GGK  Inc.,
                  Lois/GGK Chicago, Inc., Lois/GGK New York, Inc. and
                  Trigger.
10.15             Lease for Lois/USA New York, Inc.
10.16             Lease for Lois/USA Chicago, Inc.
10.17             Lease for Lois/USA West, Inc.
10.18             Letter to Edwin Holzer regarding the senior
                  management incentive plan for Edwin Holzer.
10.19             Letter dated July 22, 1993 to the Company from
                  the XNBA.
10.20             Employment Agreement dated December 18, 1991, between the
                  Company and George Lois.
10.21             Employment Agreement dated December 18, 1991,
                  between the Company and Theodore D. Veru.
10.22             Letter Agreement dated December 9, 1994 among Lois/USA, Sands
                  Brothers and Trigger Associates.
H10.23            Loan and Security Agreement dated as of October 28, 1997 by and among Lois/USA West, Inc., Lois/USA Chicago, Inc.,
                  Lois/USA New York, Inc., the Lenders named therein and Sanwa
                  Business Credit Corporation (the "Loan and Security
                  Agreement").
H10.24            Pledge Agreement dated as of October 28, 1997 between Lois/USA
                  Inc., as pledgor, and Sanwa Business Credit Corporation, as agent for the lenders under the Loan and Security Agreement.
H10.25            Guaranty dated as of October 28, 1997 by Lois/USA Inc. in
                  favor of Sanwa Business Credit Corporation, as agent for the lenders under the Loan and Security Agreement.
H.10.26           First Amendment and Consent Agreement dated as of
                  December 31, 1997 by and among  Lois/USA West, Inc.,
                  Lois/USA Chicago, Inc., Lois/USA New York, Inc., the
                  Lenders named  therein and Sanwa Business Credit
                  Corporation, acknowledged and accepted by Fogarty &
                  Klein,  Inc. and acknowledged and accepted by Lois/USA
                  Inc., as guarantor.
 **16.0           Letter on change in certifying accountant.
21.1              List of subsidiaries.
H23.1             Consent of Independent Public Accountants.

-----------------------

* Incorporated by reference herein from the Company's Amended Current Report on Form 8-K 1A, dated as of February 12, 1996.
**       Incorporated by reference herein from the Company's Current
         Report on Form 8-K, dated March 8, 1995.
+ Incorporated by reference herein from the Company's Current Report on Form 8-K, dated December 31, 1997.
H        Filed concurrently with this report.
# Incorporated by reference herein from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.