Form 10QSB
period 1998-03-31
LOIS/USA INC
filed 1998-05-15
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number: 33-83894-NY

                                  LOIS/USA INC.
        (Exact name of Small Business Issuer as specified in its charter)


         DELAWARE                                        13-3441962
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                  40 WEST 57TH STREET, NEW YORK, NEW YORK 10019
                    (Address of principal executive offices)

                                       N/A
 (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___ No _X_

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 2,444,320 SHARES AS OF MAY 14,1998.

     Transitional Small Business Disclosure Format (check one):

Yes ___ No _X_

                                                                 PAGE
PART I-FINANCIAL INFORMATION                                     NUMBER

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31,
          1997 and March 31, 1998................................ F-1

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 1997 and 1998..............F-2

          Consolidated Statements of Changes In
          Stockholders' Equity (Deficit) For the Three
          Months Ended March 31, 1998.............................F-3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1997 and
          1998....................................................F-4

          Notes to Consolidated Financial
          Statements..............................................F-5

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........F-10

PART II-OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.....F-14

Item 6.   Exhibits and Reports on Form 8-K........................F-15

SIGNATURE.........................................................F-16


                              LOIS/USA INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                   (000'S OMITTED)

                                                         DECEMBER 31,        MARCH 31,
                                                            1997                1998
                                                         ___________         ________

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                             $  3,218            $    134
    Accounts receivable, net                                38,475              47,385
    Expenditures billable to clients                           764               2,798
    Other current assets                                       758                 754
                                                               ---                 ---
             Total current assets                           43,215              51,071
                                                            ------              ------

  PROPERTY AND EQUIPMENT,  at cost                           4,503               5,095
    Less-Accumulated depreciation and                       (2,470)             (2,663)
                                                            ------               -----
      amortization
             Net property and equipment                      2,033               2,432
                                                             -----               -----

OTHER ASSETS:

    Deferred financing costs                                   747                 677
    Goodwill                                                23,816              23,477
Other assets                                                   451                 357
                                                               ---                 ---
             Total other assets                             25,014              24,511
                                                            ------              ------
             Total assets                                 $ 70,262            $ 78,014
                                                          ========            ========
         The accompanying notes are an integral part of these consolidated statements.


LIABILITIES AND STOCKHOLDERS'                             December 31,         March 31
EQUITY (DEFICIT)                                             1997                 1998
----------------------------                               ----------          --------

CURRENT LIABILITIES:
  Accounts payable                                         $ 48,789            $ 55,275
   Accrued expenses and other current liabilities             4,713               1,177
   Bank loans                                                 4,642              12,304
   Advanced billings                                          1,787                 790
   Rent payable - Current                                     1,622               1,645
                                                              -----               -----
          Total current liabilities                          61,553              71,191
                                                             ------              ------

OTHER LIABILITIES
   Lease related reserves                                     4,854               4,427
   Deferred purchase price                                    9,250               9,237
                                                              -----               -----
   Total other liabilities                                   14,104              13,664
                                                             ------              ------
      Total liabilities                                      75,657              84,855
                                                             ------              ------


REDEEMABLE PREFERRED STOCK                                    2,160               2,160

STOCKHOLDERS' EQUITY(DEFICIT):
Preferred stock, par value $.01
   per share:1,000,000 shares
   authorized; no shares
   issued and outstanding


Common stock, par value $.01
    per share:
20,000,000 shares authorized;
2,439,861 shares
   and
2,445,141 shares issued and outstanding                          24                  24
Additional paid-in capital                                    5,537               5,571
Accumulated deficit                                         (13,116)            (14,596)
                                                            -------             -------
  Total stockholder's equity (deficit)                       (7,555)             (9,001)
                                                             ------              ------
Total liabilities and  stockholders'
    equity (deficit)                                       $ 70,262            $ 78,014
                                                           ========            ========
         The accompanying notes are an integral part of these consolidated statements.

               LOIS/USA INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                         (UNAUDITED)

    (000'S OMITTED, EXCEPT FOR PER SHARE AND SHARE DATA)

INCOME:                                                  1997           1998
                                                         ----           ----
   Commissions and fees                               $   7,690     $   9,645
                                                      ---------     ---------

OPERATING EXPENSES:
   Salaries and related costs, net                        4,989         7,026
   Other operating expenses                               1,782         3,122
   Amortization and depreciation                            368           532
                                                            ---           ---

         Total operating expenses                         7,139        10,680
                                                          -----        ------

OPERATING INCOME(LOSS)                                      551        (1,035)

NONOPERATING EXPENSES:
   Interest, net                                             52           319
   Amortization of deferred financing costs                  22            70
                                                             --            --
        Total nonoperating expenses                          74           389
                                                             --           ---

INCOME BEFORE PROVISION FOR
   INCOME TAXES                                             477        (1,424)

PROVISION FOR INCOME TAXES                                   34             2
                                                             --             -

NET INCOME (LOSS)                                           443        (1,426)

PREFERRED STOCK
   DIVIDEND REQUIREMENT                                     ---            (54)
                                                            ---            ---

NET INCOME (LOSS) APPLICABLE
   TO COMMON STOCK                                     $    443     $  (1,480)
                                                       ========     =========

EARNINGS (LOSS) PER SHARE -
   BASIC and DILUTED                                   $    .17     $    (.61)
                                                       ========     =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                          2,555,875      2,444,320
                                                      =========      =========

   The accompanying notes are an integral part of these consolidated statements.



                                          LOIS/USA INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                     (DEFICIT)

                                     FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                             (Unaudited 000's omitted)

                                             COMMON     COMMON         ADDITIONAL
                                             STOCK      STOCK PAR      PAID-IN       ACCUMULATED
                                             SHARES     VALUE          CAPITAL       DEFICIT          TOTAL
                                             ------     ---------      ----------    ------------     -----

BALANCE, January 1, 1998                      2,440      $  24        $  5,537      $(13,116)      $ (7,555)

Common stock issued for dividends on
redeemable preferred stock                        5         --              34            --             34

Preferred stock dividend                         --         --              --           (54)           (54)

Net income(loss)                                 --         --              --        (1,426)        (1,426)
                                              ------     ------          ------      -------        -------

BALANCE, March 31, 1998                       2,445    $    24        $  5,571      $(14,596)      $ (9,001)
               === ====                       =====      ========      =========      =========    =========



     The accompanying notes are an integral part of these consolidated statements



                                          LOIS/USA INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                                    (UNAUDITED)
                                                  (000'S OMITTED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                1997                 1998
                                                                     ----                 ----
Net income(loss)                                                   $    443            $ (1,426)
Adjustments to reconcile net income to
net cash used in  operating activities:
Present value interest on deferred purchase price                        --                 150
Depreciation and amortization                                           110                 193
Amortization of goodwill                                                258                 339
Amortization of deferred financing costs                                 22                  70
(Increase) decrease in accounts receivable                           (5,553)             (8,910)
(Increase) decrease in expenditures billable to clients                 (30)             (2,034)
(Increase) decrease in other current assets                            (248)                  4
(Increase) decrease in other assets                                      --                  94
Decrease in bank overdraft                                           (2,865)                 --
Increase (decrease) in accounts payable                               9,390               6,486
Increase (decrease) in accrued expenses                                (457)             (3,536)
Increase (decrease) in advanced billings                                 87                (997)
Increase (decrease) in lease related reserves                            --                (404)
Increase (decrease) in deferred payouts                                  --                (163)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                  1,157             (10,134)
                                                                      ------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                (30)               (592)
NET CASH USED IN INVESTING ACTIVITIES                                   (30)               (592)
                                                                        ---                ----

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for preferred dividends                                      --                   (20)
Net proceeds of credit facility                                      (1,580)              7,662
                                                                     ------               -----
NET CASH PROVIDED BY FINANCIN ACTIVITIES                             (1,580)              7,642
                                                                     ------               -----
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (453)             (3,084)

CASH AND CASH EQUIVALENTS, beginning of period                          567               3,218
                                                                        ---               -----

CASH AND CASH EQUIVALENTS, end of period                           $    114            $    134
                                                                   ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                                                           $     52            $    170
Income taxes                                                       $     34            $      2


     The accompanying notes are an integral part of these consolidated statements.


               LOIS/USA INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1997.

In the opinion of management, the information furnished reflects all adjustments, all of which are of normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

In May 1997, the Company issued 2,160 shares of Series A Convertible Preferred Stock in a Private Placement to a limited number of accredited investors. The Series A Preferred Stock has a cumulative dividend. Accordingly, net income per common share is computed on the basis of net income reduced by the dividend requirement accumulating during the period ("net income applicable to common stock").

In June 1997 the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 is effective for years beginning after December 15, 1997 and replaces the requirements of SFAS No. 14 concerning the manner in which an enterprise defines its reportable business segments and the nature of the information about business and geographic segments disclosed in the annual and interim financial statements of public companies. The Company has not yet completed its analysis of the requirements of SFAS No. 131. The implementation of the requirements of this statement, however, will not affect the Company's net income, cash flows or financial position.

2. ACQUISITION OF FOGARTY & KLEIN, INC.

On December 31, 1997 the Company acquired all of the outstanding common stock of Fogarty & Klein, Inc. and its subsidiaries ("F&K"). The Company made an initial payment comprised of $3,500,000 in cash, and the issuance of 50,000 shares of the Company's common stock, par value $.01 per share ("Common Stock") and warrants for the purchase of 39,000 shares of the Company's Common Stock, exercisable through December 31, 2000 at an exercise price of $10.00 per share. The cash portion of the initial payment was subject to adjustment, to the extent F&K's Tangible Net Worth, as defined in the Stock Purchase Agreement between the Company and the stockholders of F&K (the "F&K Agreement"), was as of December 31, 1997 greater or less than $2.5 million as determined by an audit of F&K's financial statements. No adjustment was necessary.

The F&K Agreement calls for the Company to make additional purchase price payments on the first, second and third anniversaries of the acquisition. On December 31, 1998 the stockholders of F&K will receive an additional cash payment of $1,125,000 and warrants for the purchase of 50,000 shares of the Company's Common Stock exercisable through December 31, 2001 at an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1,125,000 and to issue an additional 50,000 warrants, exercisable through December 31, 2002 at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3,250,000, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the aggregate actual fees and commissions of F&K for the three years ending on December 31, 2000, from clients existing at the time of the acquisition. Concurrent with the acquisition of F&K the Company entered into certain employment contracts with the three senior officers of F&K providing for aggregate compensation of $4,950,000 to be paid over the next five years. Of that amount, $1,200,000 has been treated as a component of the purchase price of the F&K acquisition. The Company incurred transaction costs of $665,000 in connection with the transaction.

The acquisition has been accounted for as a purchase, with the amounts payable during 1998, 1999 and 2000 included in the determination of the purchase price at their present value (aggregating $5,827,000) and included in the consolidated balance sheet as Deferred Purchase Price. The aggregate purchase price, $10,594,000 was allocated to the assets acquired and liabilities assumed based on their fair values, with the remainder of $8,244,000 recorded as goodwill. The goodwill recorded as the result of the acquisition of F&K is being amortized over 20 years. None of the goodwill recorded will be tax deductible for tax purposes; as a result, the Company's effective tax rate will be adversely impacted.

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1997 is presented as if the acquisition of F&K had been made on January 1, 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of operations under the ownership and management of the Company.

  (In thousands except per share amounts)                        1997
                                                          --------------
  Commissions and fees                                         $10,560
  Net income(loss)                                                 597
  Net income(loss) per common share                              $ .23

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

Pursuant to the original Stock Purchase Agreement (the "Original Agreement"), between the Company and the shareholders of EJL (the "Sellers"), the Company made an initial cash payment of $4,000,000 and issued to the Sellers 333,333 shares of the Company's Common Stock, which were valued at $6.00 per share.

The Original Agreement provided that the Sellers were to receive as additional purchase price, an amount equal to the lesser of 5% of the combined revenue of Lois/USA and EJL, as defined in the Original Agreement, or $12,000,000 (the "Additional Purchase Price") over a period of five years from the date of the acquisition. Payments were to be made in the ratio of 75% cash and 25% in Common Stock, valued at $6.00 per share for the first four quarters and thereafter valued at the fair market value of the Common Stock as defined in the Original Agreement. At least $1,750,000 of Additional Purchase Price was payable for the year ending December 31, 1996. Additionally, the Original Agreement provided that the Sellers would receive minimum Additional Purchase Price cash payments of $6,000,000. If, by December 31, 1999, the Sellers had not received such cash payments, the difference between the $6,000,000 amount and the cash paid through that date was to be paid to the Sellers by (i) first, allowing the Sellers to require the Company to repurchase, or "put" to the Company, shares of Common Stock issued to them as Additional Purchase Price (but not the 333,333 shares of Common Stock issued at the initial closing), on a last issued first repurchased basis, at the per share values at which the shares were issued, and (ii) second, if such repurchases do not cause the total cash Additional Purchase Price payments to equal $6,000,000, making a cash payment to the Sellers of the remaining difference. The Sellers were also to receive a final payment, payable in shares of Common Stock, of $750,000, in 2001. The final payment of $750,000 is not a component of the calculations above.

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

In May 1997, the Company and the Sellers agreed to revise the terms of the Original Agreement. Under the revised terms, the Sellers will receive a total of $9,646,000, comprised of (i) the $4,000,000 in cash paid at the closing, (ii) cash payments of $811,000 made during fiscal 1996, (iii) $1,135,000 through the retention of 189,183 shares (of the total of 378,366 shares) of Common Stock issued to the Sellers through December 31, 1996 under the Original Agreement (the remaining 189,183 shares to be returned to the Company), and (iv) future cash payments totaling $3,700,000, payable $135,000 quarterly commencing June 1999 through March 2004 and then $50,000 quarterly commencing June 2004 through March 2009. The revised purchase price, with the future payments discounted at a rate of 6.5% per annum, is $8,612,000, which is $4,480,000 less than the purchase price recorded under the Original Agreement. The recording of the effects of the revisions of the terms of the acquisition, which was reflected in the Company's consolidated financial statements in the second quarter of fiscal 1997, had the effects, relative to December 31, 1996 amounts, of (i) reducing goodwill by $4,480,000, (ii) reducing the liability for the future payments by $3,345,000, (iii) eliminating the $270,000 for redeemable common stock, and (iv) reducing stockholders' equity by $865,000. The reduction in goodwill reduced the annual amortization by $220,000.

4. REDUCING REVOLVING CREDIT FACILITY

Concurrent with the Company's January 1995 registered direct placement of shares of its Common Stock (the "Offering") and the repayment of a subordinated loan, the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with The Chase Manhattan Bank ("Chase"). Upon consummation of the Company's Offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the Company's Offering, enabled the Company to repay an outstanding subordinated loan. Amounts outstanding under the Reducing Revolving Credit Agreement bore interest at the highest rate determined with reference to one of several fluctuating rate bases. The 1995 and 1996 interest rates under the credit facility were 10% and 9.7%, respectively. The Reducing Revolving Credit Agreement contained certain affirmative and negative covenants customary in an agreement of this nature. The terms of the Reducing Revolving Credit Agreement prohibited the Company from paying dividends on its Common Stock and borrowings under the Reducing Revolving Credit Agreement were secured by (a) all of the assets of the Company's operating subsidiaries, (b) a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, (c) a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and (d) an assignment in favor of Chase of the key man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

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

In the first half of fiscal 1997 the Company repaid all amounts outstanding under the Reducing Revolving Credit Agreement. In May 1997, Chase extended to the Company a new $2.5 million line of credit, to replace the Reducing Revolving Credit Agreement, having collateral terms essentially the same as those of the Reducing Revolving Credit Agreement.

In October 1997, the Company entered into a revolving credit facility with Sanwa Business Credit Corporation ("Sanwa") which provides for borrowings of up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a term of three years, with borrowings bearing interest at 2.5% above the London Interbank Offered Rate ("LIBOR"). Borrowings are secured by essentially all of the assets of the Company, including the common shares and assets of the Company's subsidiaries. Upon the execution of the new facility the Company initially borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Chase Reducing Revolving Credit Facility and the Chase Reducing Revolving Credit Facility was terminated.

There were approximately $268,000 in fees and expenses incurred in connection with the initial Reducing Revolving Credit Agreement. These costs were being amortized over the initial three- year period of the loan. Costs to extend the facility of approximately $175,000 and the unamortized fees from the initial loan were written off as of December 31, 1997.

5. SERIES A PREFERRED STOCK

In May 1997, the Company privately offered and sold 2,160 shares of 10% Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock") at $1,000 per share. Net proceeds to the Company, after the payment of placement agent fees and offering costs, were approximately $2 million.

The Series A Convertible Preferred Stock is convertible by the holders, into shares of the Company's Common Stock, at a conversion price of $6.50 thereof per share beginning September 16, 1997. The Company is required to redeem the Series A Convertible Preferred Stock, if not earlier converted or redeemed, for $1,000 per share on May 19, 2002.

Dividends on the Series A Convertible Preferred Stock are payable quarterly at a rate of $25 per share. Holders were given the right to elect to receive the first four dividend payments in the form of shares of the Company's Common Stock, valued at $6.50 per share, and the holders of 1,375 shares of the Series A Convertible Preferred Stock have so elected.

                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

Revenues from commissions and fees for the first quarter of fiscal 1998 were $9,645,000, representing an increase of $1,955,000, or 25.4%, compared to revenues from commissions and fees of $7,690,000 for the first quarter of fiscal 1997. The results of operations for the first quarter of fiscal 1998 include the operating results of F&K, acquired December 31, 1997. The inclusion of F&K's operations increased revenues by $2,905,000. Without the effect of the acquisition of F&K, revenues for the first quarter of 1998 declined by $950,000, reflecting principally the absence from the first quarter of fiscal 1998 of revenues from clients of the Company's Los Angeles office lost in the second half of fiscal 1997. The Los Angeles office has not yet replaced those lost clients and the Company has been pursuing staff reductions and other adjustments.

Additionally, the Company's revenues are, for the most part, derived from commissions earned on the placement of advertising for clients. Accordingly, revenues will fluctuate from quarter to quarter depending on the timing of advertising expenditures by clients. The Company's work in progress for clients increased during the first quarter of fiscal 1998, as reflected in the increase in Expenditures Billable to Clients (a current asset) to $2,798,000 at March 31, 1998, compared to $764,000 at December 31, 1997. The Company anticipates that most of the client projects in progress at March 31, 1998 will be completed, and the related revenues recognized, in the second quarter of 1998.

Operating expenses for the first quarter of fiscal 1998 increased to $10,680,000 from $7,139,000 for the first quarter of fiscal 1997. Substantially all of the $3,541,000 increase results from the inclusion of the operations of F&K in fiscal 1998. Salaries and related costs increased from $4,989,000 in the first quarter of fiscal 1997 to $7,026,000 for the first quarter of fiscal 1998, again due to the inclusion of the operations of F&K. As a percentage of revenues, salaries and related costs increased from 64.9% in the first quarter of fiscal 1997 to 72.8% in the first quarter of fiscal 1998, due to the decline in revenues in the Company's Los Angeles office and the 70.7% relationship of salaries to revenues at F&K, where revenues in the first quarter of the year are historically lower due to the timing of advertising campaigns by certain clients. The inclusion of the operations of F&K and the timing of F&K's revenues also contributed to the increase in other operating expenses, from $1,782,000 or 23.2% of revenues for the first quarter of fiscal 1997 to $3,122,000 or 32.4% of revenues for the first quarter of fiscal 1998. Depreciation and amortization increased from $368,000 in the first quarter of fiscal 1997 to $532,000 for the first quarter of fiscal 1998 due to the amortization of the goodwill recorded in the acquisition of F&K and the depreciation of capital expenditures made in the first quarter of fiscal 1998 to upgrade workplace technology and consolidate the Company's Chicago operations.

Interest expense increased to $319,000 for the first quarter of fiscal 1998, from $52,000 in the comparable 1997 period, as the result of higher outstanding borrowings. The Company's borrowings increased throughout fiscal 1997 to finance its acquisitions of EJL and F&K, as well to finance the overall expansion of its operations. The amortization of the fees incurred to obtain the new Sanwa credit facility caused the amortization of deferred financing costs to increase from $22,000 for the first quarter of fiscal 1997 to $70,000 for the first quarter of fiscal 1998.

The provision for income taxes decreased from $34,000 for the first quarter of fiscal 1997 to $2,000 for the first quarter of fiscal 1998. No benefit was recorded for the Company's loss in 1997 and 1998. Approximately $7,000,000 of net operating loss carryforwards are available to offset future taxable income.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had a working capital deficit of $20,120,000, reflecting an increase in the working capital deficit of $1,782,000 caused principally by the net loss of $1,426,000 for the first quarter. Accounts receivable increased by $8.9 million from December 31, 1997 to March 31, 1998, while accounts payable, which include the amounts due for media placed for and billed (in accounts receivable) to clients increased $6.5 million. The $2.3 million difference between the increases in accounts payable and accounts receivable reflects the Company's acceleration, relative to the receipt of payments from clients, of its payments to certain media vendors, which was undertaken to maintain good relationships with those vendors. The Company financed those payments to media vendors, as well as an overall reduction in accrued expenses and advanced billings to clients of approximately $4.5 million, the approximate $2.0 million increase in work in progress, and $592,000 of capital expenditures for the upgrade workplace technology and the consolidation of the Company's Chicago operations, through the use of $3.1 million of cash on hand at December 31, 1997 and through borrowings under its credit facility with Sanwa, which increased from $4,642,000 at December 31, 1997 to $12,304,000 at March 31, 1998.

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

Concurrent with the acquisition of EJL in February 1996, the Company entered into an amendment to the Reducing Revolving Credit Agreement with Chase. Under the Reducing Revolving Credit Agreement, as amended, the loans which originally matured on December 31, 1997, were extended to March 31, 1999. The February 1996 amendment required amortization payments to reduce the principal balance outstanding and the amount available to be borrowed by approximately $250,000 each quarter, commencing in the second quarter of 1996.

In May 1997, the Company raised additional capital of approximately $2.2 million through the private placement of 2,160 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock requires annual dividends of $100 per share ($216,000 in the aggregate), which dividends have reduced the net income attributable to Common Stock, and related earnings per share, beginning in the second quarter of 1997. However, the holders of 1,375 shares of the Series A Convertible Preferred Stock have elected to receive the dividends for the first year in the form of shares of the Company's Common Stock, valued at $6.50 per share. Therefore, assuming no conversions, the Series A Convertible Preferred Stock will only require cash dividends of $78,500 in 1998. The Series A Convertible Preferred Stock may be converted into shares of the Company's Common Stock at a conversion price of $6.50 per share.

In October 1997, the Company entered into a revolving credit facility with Sanwa which provides for borrowings of up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a three-year term, with borrowings bearing interest at 2.5% above LIBOR. Borrowings are secured by essentially all of the assets of the Company, including the common stock and assets of the Company's subsidiaries. The Company initially borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Chase Reducing Revolving Credit Agreement, which was terminated. As of March 31, 1998, borrowings of $12,304,000 were outstanding under the Sanwa facility and additional borrowings of $12,696,000 were available.

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

PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of the Company's Stockholders was held on March 20, 1998. Set forth below is a description of the matters which were voted on at the Annual Meeting of the Stockholders and the number of votes cast for, against or withheld as to each such matter.


ELECTION OF DIRECTORS                                  VOTES         VOTES
                                     VOTES FOR        AGAINST       WITHHELD
                                     ---------        --------      --------
To serve as directors of the
Company until  next Annual
Meeting of the Stockholders

Election of George Lois             1,907,265             0          442,596
Election of Theodore Veru           1,907,265             0          442,596
Election of John Hatsopoulos        1,907,265             0          442,596
Election of David DeBusschere       1,907,265             0          442,596
Election of Dennison Veru           1,907,265             0          442,596


OTHER MATTERS                                             VOTES         VOTES
                                     VOTES FOR           AGAINST       WITHHELD
                                     ---------           ------        -------

Approval of the amendment to the
Company's 1994 Stock Option Plan.   1,907,265              0          442,596

Approval of the amendment to the
Company's  Amended and Restated
Certificate of  Incorporation
increasing the number of            1,907,265              0          442,596
authorized shares of Common
Stock.

Ratification of the appointment
of Arthur  Andersen LLP as the
independent auditors of  the
Company for the fiscal
year ending December 31, 1998.      1,907,265              0          442,596


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

27.1      Financial Data Schedule

(b)       Reports on Form 8-K

          (i) Current Report on Form 8-K dated December 31, 1997 filed March 16, 1998.

          (ii) Current Report on Form 8-K dated December 31, 1997 filed January 15, 1998.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         LOIS/USA INC.


Date:   May 15, 1998                   By  /S/  ROBERT K. STEWART
                                            ---------------------------
                                            ROBERT K. STEWART
                                            Executive Vice President
                                            Chief Financial and
                                            Accounting Officer