Form 10QSB
period 1998-06-30
LOIS/USA INC
filed 1998-08-13
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1998

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes __X_ No ___

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 2,455,644 SHARES AS OF AUGUST 3,1998.

     Transitional Small Business Disclosure Format (check one):

Yes ___ No _X_

PART I-FINANCIAL INFORMATION                                            Page
                                                                        Number
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                    December 31, 1997 and
                    June 30, 1998.......................................   F-1

                  Consolidated Statements of Operations for the
                    Three Months Ended June 30, 1997
                    and 1998............................................   F-2

                  Consolidated Statements of Operations for the
                    Six Months Ended June 30, 1997
                    and 1998.............................................  F-3

                  Consolidated Statements of Changes In
                    Stockholders' Equity (Deficit) For the Six
                    Months Ended June 30, 1998...........................  F-4

                  Consolidated Statements of Cash Flows for
                    the Six Months Ended June30, 1997
                    and 1998.............................................  F-5

                  Notes to Consolidated Financial Statements.............  F-6

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations........................................... F-11

PART II-OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K....................... F-16

SIGNATURE ............................................................... F-17

                         LOIS/USA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                 (000'S OMITTED)


                                    December 31,          June 30,
                                      1997                 1998
                                  --------------        ------------
ASSETS
-------

CURRENT ASSETS:
    Cash and cash equivalents         $ 3,218            $   521
    Accounts receivable, net           38,475             55,047

    Expenditures billable to
     clients                              764              2,432
    Other current assets                  758                315
                                       -------           --------
          Total current assets         43,215             58,315
                                       -------           --------

PROPERTY AND EQUIPMENT, at cost         4,503              6,048
   Less-Accumulated
   depreciation and                    (2,470)            (2,813)
   amortization                        -------            -------
      Net property and
      equipment                         2,033              3,235
                                       -------            -------

OTHER ASSETS:
  Deferred financing costs                747                607
  Goodwill                             23,816             23,887
  Other assets                            451                393
                                      -------            --------
      Total other assets               25,014             24,887
                                      -------             -------
      Total assets                    $70,262            $86,437
                                      =======            =========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)


 CURRENT LIABILITIES:
  Accounts payable                   $ 48,789           $ 58,008
  Accrued expenses and other            4,713              1,216
  current liabilities
  Bank loans                            4,642             18,992
  Advanced billings                     1,787                409
  Rent payable - Current                1,622              1,670
                                     --------           ---------
     Total current liabilities         61,553             80,295
                                     --------           ---------

  OTHER LIABILITIES
   Lease related reserves               4,854              3,999
   Deferred purchase price              9,250              9,678
                                      --------            ------
   Total other liabilities             14,104             13,677
                                      --------            ------
       Total liabilities               75,657             93,972
                                      --------            ------

   REDEEMABLE PREFERRED STOCK           2,160              2,160


   STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, par value
   $0.1 per share:
     1,000,000 shares authorized;
     no shares issued and outstanding

   Common stock, par value $0.1 per
   share: 20,000,000 shares authorized;
   2,439,861 shares and 2,450,421
   shares issued and outstanding           24                 24
   Additional paid-in capital           5,537              5,606
   Accumulated deficit                (13,116)           (15,325)
                                     ---------           --------
   Total stockholder's deficit         (7,555)            (9,695)
                                     ---------           --------
   Total liabilities and stockholders'
   Equity (deficit)                   $70,262            $86,437
                                      ========           ========

The accompanying notes are an integral part of these consolidated statements.

                       LOIS/USA INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

                                 (UNAUDITED)

            (000'S OMITTED, EXCEPT FOR PER SHARE AND SHARE DATA)

 INCOME:                                          1997                 1998
                                                  ----                 ----
Commissions and fees                            $ 8,210             $ 10,650
                                                --------            --------
 OPERATING EXPENSES:
   Salaries and related costs, net                4,683                7,164
   Other operating expenses                       2,355                3,061
   Amortization and depreciation                    319                  582
                                                  -----                -----

      Total operating expenses                    7,357               10,807
                                               ------------          ---------

              OPERATING INCOME(LOSS)                853                 (157)

NONOPERATING EXPENSES:
   Interest, net                                     (6)                 448
   Amortization of deferred financing costs          50                   70
                                               -------------        ----------
      Total nonoperating expenses                    44                  518
                                               --------------       ----------

INCOME BEFORE PROVISION FOR INCOME TAXES            809                (675)

PROVISION FOR INCOME TAXES                            -                   -
                                                --------------        --------
NET INCOME (LOSS)                                   809                (675)

PREFERRED STOCK
      DIVIDEND REQUIREMENT                           (4)                (54)
                                                --------------        --------
NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK                            $   805              $ (729)
                                               ==============        ========

EARNINGS (LOSS) PER SHARE -
     BASIC and DILUTED                          $   .32             $  (.30)
                                               ==============        =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                 2,524,344            2,449,550
                                             =============         ==========


  The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                                   (UNAUDITED)

              (000'S OMITTED, EXCEPT FOR PER SHARE AND SHARE DATA)

INCOME:                                        1997                 1998
                                               ----                 ----
     Commissions and fees                   $  15,900           $   20,295
                                            ---------            ----------
OPERATING EXPENSES:
     Salaries and related costs, net            9,672               14,190
     Other operating expenses                   4,137                6,183
     Amortization and depreciation                687                1,114
                                            ---------           ----------

           Total operating expenses            14,496               21,487
                                            ---------           ----------

OPERATING INCOME(LOSS)                          1,404               (1,192)

NONOPERATING EXPENSES:
    Interest, net                                  46                  767
    Amortization of deferred financing costs       72                  140
                                            ---------           ----------
           Total nonoperating expenses            118                  907
                                            ---------           ----------

INCOME BEFORE PROVISION FOR
    INCOME TAXES                                1,286               (2,099)

PROVISION FOR INCOME TAXES                         34                    2
                                            ---------           ----------
NET INCOME (LOSS)                               1,252               (2,101)

PREFERRED STOCK
    DIVIDEND REQUIREMENT                           (4)                (108)
                                             ---------           ----------
NET INCOME (LOSS) APPLICABLE
    TO COMMON STOCK                        $    1,248            $  (2,209)
                                            =========            ==========
EARNINGS (LOSS) PER SHARE -
    BASIC and DILUTED                      $      .50            $    (.90)
                                            =========            ==========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING              2,492,814             2,446,979
                                           =========             ==========


  The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                            (Unaudited 000's omitted)

                                                     Common              Common            Additional
                                                     Stock               Stock             Paid-in           Accumulated
                                                     Shares              Par               Capital           Deficit          Total
                                                                         Value
                                                     --------            ------            ----------        ------------     -----
BALANCE, January 1, 1998                             2,440               $  24              $5,537           $(13,116)     $(7,555)

Common stock issued for dividends on
redeemable preferred stock                              10                  -                   69                  -           69

Preferred stock dividend                                 -                  -                   -                (108)        (108)

Net income (loss)                                        -                  -                                  (2,101)      (2,101)
                                                    -----------         -------             ------            ---------    --------
BALANCE, June 30, 1998                               2,450              $   24           $   5,606           $(15,325)     $(9,695)
                                                    ============        =======             =======          ==========    =======

  The accompanying notes are an integral part of these consolidated statements

                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)
                                 (000'S OMITTED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                            1997                    1998
                                                                                 ----                    ----
Net income (loss)                                                              $1,252                  $(2,101)
Adjustments to reconcile net income to
net cash used in  operating activities:
Depreciation and amortization                                                     192                      432
Loss on sale of asset                                                              16                       -
Amortization of goodwill                                                          495                      682
Amortization of deferred financing costs                                           72                      140
(Increase) in accounts receivable                                             (10,041)                 (16,572)
(Increase) decrease in expenditures                                               305                   (1,668)
billable to clients
(Increase) decrease in other current assets                                      (139)                     443
Decrease in other assets                                                            6                       58
Decrease in bank overdraft                                                     (2,865)                     -
Increase in accounts payable                                                   12,742                    9,219
Decrease in accrued expenses                                                     (587)                  (3,497)
Decrease in advanced billings                                                  (1,109)                  (1,378)
Decrease in lease related reserves                                                -                       (807)
Decrease in deferred payouts                                                      -                       (325)
Increase in deferred purchase price                                               -                        300
                                                                               -------               ---------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                             339                   (15,074)
                                                                                 ---                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition                                                        (92)                     (300)
Purchase of fixed assets                                                         (68)                   (1,634)
                                                                                -----                   -------
NET CASH USED IN INVESTING ACTIVITIES                                           (160)                   (1,934)
                                                                                ------                  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from redeemable preferred stock                                       2,160                       -
Increase in deferred financing costs                                            (274)                      -
Cash paid for preferred dividends                                                 -                       (39)
Net proceeds of credit facility                                               (1,030)                  14,350
                                                                              --------                ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        856                   14,311
                                                                                ----                  ------
NET INCREASE (DECREASE) IN CASH AND
CASH  EQUIVALENTS                                                              1,035                   (2,697)
CASH AND CASH EQUIVALENTS, beginning of period                                   567                    3,218
                                                                                 ---                    -----
CASH AND CASH EQUIVALENTS, end of period                                      $1,602                     $521
                                                                              ======                     ====
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                      $   53                     $466
Income taxes                                                                  $   34                     $  2

  The accompanying notes are an integral part of these consolidated statements

                         LOIS/USA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by LOIS/USA, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10- KSB, for the year ended December 31, 1997.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

In May 1997, the Company issued 2,160 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") in a private placement to a limited number of accredited investors. The Series A Preferred Stock has a cumulative dividend of 10%. Accordingly, net income per common share is computed on the basis of net income reduced by the dividend requirement accumulating during the period ("net income applicable to common stock").

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

The F&K Agreement calls for the Company to make additional purchase price payments on the first, second and third anniversaries of the acquisition. On December 31, 1998, the former stockholders of F&K will receive an additional cash payment of $1,125,000 and warrants for the purchase of 50,000 shares of the Company's Common Stock exercisable through December 31, 2001 at an exercise price of $11.00 per share. On December 31, 1999 the Company is required to make a cash payment of $1,125,000 and to issue an additional 50,000 warrants, exercisable through December 31, 2002 at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3,250,000, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the aggregate actual fees and commissions of F&K for the three years ending on December 31, 2000, from clients existing at the time of the acquisition. Concurrent with the acquisition of F&K, the Company entered into certain employment contracts with the three senior officers of F&K providing for aggregate compensation of $4,950,000 to be paid over the next five years. Of that amount, $1,200,000 has been treated as a component of the purchase price of the F&K acquisition. The Company incurred transaction costs of $665,000 in connection with the transaction.

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

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1997 is presented as if the acquisition of F&K had been made on January 1, 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of operations under the ownership and management of the Company.

 (In thousands except per share  amounts)                      1997
                                                             --------
Commissions and fees                                         $ 21,858
Net income(loss)                                                2,155
Net income(loss) per common share                            $    .86

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

In October 1997, the Company entered into a revolving credit facility with Sanwa Business Credit Corporation ("Sanwa") which provides for borrowings of up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a term of three years, with borrowings bearing interest at 2.5% above the London Interbank Offered Rate ("LIBOR"). Borrowings are secured by essentially all of the assets of the Company, including the common shares and assets of the Company's subsidiaries. Upon the execution of the new facility the Company initially borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Chase Reducing Revolving Credit Facility and the Chase Reducing Revolving Credit Facility was terminated. As of June 30,1998, the borrowings outstanding and additional borrowings available under the Sanwa credit facility were $13,521,000 and $11,479,000, respectively.

There was approximately $268,000 in fees and expenses incurred in connection with the initial Reducing Revolving Credit Agreement. These costs were being amortized over the initial three- year period of the loan. Costs to extend the facility of approximately $175,000 and the unamortized fees from the initial loan were written off as of December 31, 1997.


5.       SERIES A PREFERRED STOCK

In May 1997, the Company privately offered and sold 2,160 shares of Series A Preferred at $1,000 per share. Net proceeds to the Company, after the payment of placement agent fees and offering costs, were approximately $2 million.

The Series A Preferred Stock is convertible by the holders thereof into shares of the Company's Common Stock at a conversion price of $6.50 per share beginning September 16, 1997. The Company is required to redeem the Series A Preferred Stock, if not earlier converted or redeemed, for $1,000 per share on May 19, 2002.

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

                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

Revenues from commissions and fees for the first six months of fiscal 1998 were $20,295,000, representing an increase of $4,395,000, or 27.5%, compared to revenues from commissions and fees of $15,900,000 for the first six months of 1997. The results of operations for the first six months of 1998 include the operating results of F&K, acquired December 31, 1997. The inclusion of F&K's operations increased revenues by $6,668,000. Without the effect of the acquisition of F&K, revenues for the first six months of 1998 declined by $2,273,000, reflecting principally the absence from the first six months of 1998 the revenues from clients of the Company's Los Angeles office lost in the second half of 1997. The Los Angeles office has not yet replaced those lost clients and the Company has been pursuing staff reductions and other adjustments at that office.

Operating expenses for the first six months of 1998 increased to $21,487,000 from $14,496,000 for the first six months of 1997. Substantially all of the $6,991,000 increase results from the inclusion of the operations of F&K in 1998. Salaries and related costs increased from $9,672,000 in the first six months of 1997 to $14,190,000 for the first six months of 1998, again due to the inclusion of the operations of F&K. As a percentage of revenues, salaries and related costs increased from 60.8% in the first six months of 1997 to 69.9% in the first six months of 1998, due to the decline in revenues in the Company's Los Angeles office and the 66.2% relationship of salaries to revenues at F&K, where revenues in the first six months of the year are historically lower due to the timing of advertising campaigns by certain clients. The inclusion of the operations of F&K and the timing of F&K's revenues also contributed to the increase in other operating expenses, from $4,137,000 or 26.0% of revenues for the first six months of 1997 to $6,183,000 or 30.5% of revenues for the first six months of 1998. Depreciation and amortization increased from $687,000 in the first six months of 1997 to $1,114,000 for the first six months of 1998 due to the amortization of the goodwill recorded in the acquisition of F&K and the depreciation of capital expenditures made in the first six months of 1998 to upgrade workplace technology and consolidate the Company's Chicago operations.

Interest expense increased to $767,000 for the first six months of 1998, from $46,000 in the comparable 1997 period, as the result of higher outstanding borrowings. The Company's borrowings increased throughout 1997 to finance its acquisitions of EJL and F&K, as well to finance the overall expansion of its operations. The amortization of the fees incurred to obtain the new Sanwa credit facility caused the amortization of deferred financing costs to increase from $72,000 for the first six months of 1997 to $140,000 for the first six months of 1998.

The provision for income taxes decreased from $34,000 for the first six months of 1997 to $2,000 for the first six months of 1998. The tax provisions in both periods represent certain state taxes. No benefit was recorded for the Company's loss in 1997 and 1998. Approximately $7,000,000 of net operating loss carryforwards is available to offset future taxable income.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

Revenues from fees and commissions rose to $10,650,000 for the three months ended June 30, 1998 versus $8,210,000 for the comparable 1997 period. The increase of $2,440,000 or 29.7% is primarily the result of including F&K's revenues for the second quarter of 1998 of $3,764,000, offset by declining revenues in the Los Angeles office.

Operating expenses for the second quarter of 1998 rose to $10,807,000 from $7,357,000. This rise was again primarily a result of the inclusion of F&K's expenses. Salaries and related costs rose from $4,683,000 or 57% of revenue in the second quarter of 1997 to $7,164,000 or 67.3% of revenue for the second quarter of 1998. However, the relationship of salaries and related costs to revenue improved in the second quarter of 1998, as compared to the first quarter of 1998 when it was 72.8%, principally as the result of adjustments in the Los Angeles office. Amortization and depreciation increased from $319,000 during the second quarter of 1997 to $619,000 in the second quarter of 1998 due to the amortization of the goodwill recorded in the acquisition of F&K and the depreciation of capital expenditures made during 1998 to upgrade workplace technology and consolidate the Company's Chicago operations.

Interest expense rose by $454,000 to $448,000 for the three months ended June 30, 1998 as a result of higher outstanding borrowings.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had a working capital deficit of $21,980,000, reflecting an increase from the December 31, 1997 working capital deficit of $3,642,000 caused principally by the net loss of $2,209,000 for the first six months of 1998 and capital expenditures of $1,634,000. Accounts receivable increased by $16.6 million from December 31, 1997 to June 30, 1998, while accounts payable, which include the amounts due for media placed for and billed (in accounts receivable) to clients increased $5.7 million. The $10.9 million difference between the increases in accounts payable and accounts receivable reflects the Company's acceleration, relative to the receipt of payments from clients, of its payments to certain media vendors, which was undertaken to maintain good relationships with those vendors. The Company financed those payments to vendors, as well as the approximate $2.0 million increase in work in progress, and $1,634,000 of capital expenditures for the upgrade workplace technology and the consolidation of the Company's Chicago operations, through the use of $3.1 million of cash on hand at December 31, 1997 and through borrowings under its credit facility with Sanwa, which increased from $4,642,000 at December 31, 1997 to $13,521,000 at June 30, 1998. An additional amount of $5,471,000, that represents checks in transit, has been reflected in the bank loans on the balance sheet.

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

Concurrent with the acquisition of EJL in February 1996, the Company entered into an amendment to the Reducing Revolving Credit Agreement with Chase. Under the Reducing Revolving Credit Agreement, as amended, the loans, which originally matured on December 31, 1997, were extended to March 31, 1999. The February 1996 amendment required amortization payments to reduce the principal balance outstanding and the amount available to be borrowed by approximately $250,000 each quarter, commencing in the second quarter of 1996.

In May 1997, the Company raised additional capital of approximately $2.2 million through the private placement of 2,160 shares of Series A Preferred Stock. The Series A Preferred Stock requires annual dividends of $100 per share ($216,000 in the aggregate), which dividends have reduced the net income attributable to Common Stock, and related earnings per share, beginning in the second quarter of 1997. However, the holders of 1,375 shares of the Series A Preferred Stock have elected to receive the dividends for the first year in the form of shares of the Company's Common Stock, valued at $6.50 per share. Therefore, assuming no conversions, the Series A Preferred Stock will only require cash dividends of $78,500 in 1998. The Series A Preferred Stock may be converted into shares of the Company's Common Stock at a conversion price of $6.50 per share.

In October 1997, the Company entered into a revolving credit facility with Sanwa, which provides for borrowings of up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a three-year term, with borrowings bearing interest at 2.5% above LIBOR. Borrowings are secured by essentially all of the assets of the Company, including the common stock and assets of the Company's subsidiaries. The Company initially borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Chase Reducing Revolving Credit Agreement, which was terminated. As of June 30, 1998, borrowings of $13,521,000 were outstanding under the Sanwa facility and additional borrowings of $11,479,000 were available.

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

In May 1998, the Company acquired certain assets of Scaros and Casselman, Inc. ("S&C"), a Connecticut based advertising agency. Total consideration was $800,000, of which $300,000 was paid at closing and the remaining $500,000 will be paid over the next two years. The operations of S&C have been merged into the New York office. The operations of S&C are not material to the consolidated results of operations.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.


OTHER

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for years beginning after December 15, 1997 and replaces the requirements of SFAS No. 14 concerning the manner in which an enterprise defines its reportable business segments and the nature of the information about business and geographic segments disclosed in the annual and interim financial statements of public companies. The Company has not yet completed its analysis of the requirements of SFAS No. 131, but management does not anticipate that implementation will have a significant impact on its disclosure.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 1999, and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS No. 133 will not have a material affect on its financial statements.

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


                                             LOIS/USA INC.


Date: August 13, 1998

                                              By:/S/ ROBERT K. STEWART
                                              Name:  Robert K. Stewart
                                              Title: Executive Vice President,
                                                     Chief Financial and
                                                     Accounting Officer