Form 10QSB
period 1998-09-30
LOIS/USA INC
filed 1998-11-16
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1998

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

Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 2,476,251 SHARES AS OF NOVEMBER
3, 1998.

         Transitional Small Business Disclosure Format (check one):

Yes ___  No  X

PART I-FINANCIAL INFORMATION                                        Page
                                                                   Number
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                    December 31, 1997 and
                    September 30, 1998...........................     F-1

                  Consolidated Statements of Operations for the
                    Three Months Ended September 30, 1997
                    and 1998.....................................     F-2

                  Consolidated Statements of Operations for the
                    Nine Months Ended September 30, 1997
                    and 1998......................................    F-3

                  Consolidated Statements of Changes In
                    Stockholders' Equity (Deficit) For the Nine
                    Months Ended September 30, 1998................   F-4

                  Consolidated Statements of Cash Flows for
                    the Nine Months Ended September 30, 1997
                    and 1998.......................................   F-5

                  Notes to Consolidated Financial Statements.......   F-6

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.....................................   F-11

PART II-OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.................   F-16

SIGNATURE..........................................................   F-17


                         LOIS/USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                December            September
                                                    31,                 30,
                                                  1997                1998
                                                ---------          ----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                  $  3,218           $     15
    Accounts receivable, net                     38,475             45,867

    Expenditures billable to clients                764              2,172
    Other current assets                            758                304
                                                 ---------         -------
      Total current assets                       43,215             48,358
                                                ---------          -------

  PROPERTY AND EQUIPMENT, at cost                 4,503             5,727
    Less-Accumulated depreciation and
      amortization                               (2,470)           (2,563)
                                                 -------         ---------
       Net property and equipment                 2,033             3,164
                                                 -------         ---------
  OTHER ASSETS:
    Deferred financing costs                        747               536
    Goodwill                                     23,816            23,534
    Other assets                                    451               301
                                                -------           -------
      Total other assets                         25,014            24,371
                                               --------           -------
      Total assets                              $70,262           $75,893
                                               ========           =======

  LIABILITIES AND STOCKHOLDERS'                December            September
  EQUITY (DEFICIT)                             31, 1997            30, 1998
------------------------------                 ---------           ---------

  CURRENT LIABILITIES:
    Accounts payable                         $   48,789          $ 46,092
    Accrued expenses and other current
     liabilities                                  4,713             3,278
    Bank loans                                    4,642            23,020
    Advanced billings                             1,787               385
    Rent payable - Current                        1,622               674
                                             -----------          -------
     Total current liabilities                   61,553            73,449
                                             -----------          -------

OTHER LIABILITIES
  Lease related reserves                          4,854              806
  Deferred purchase price                         9,250            9,080
                                             ------------      ---------
  Total other liabilities                        14,104            9,886
                                             ------------      ---------
     Total liabilities                           75,657           83,335
                                             ------------      ---------

REDEEMABLE PREFERRED STOCK                        2,160            2,160

STOCKHOLDEERS' EQUITY (DEFICIT):
Preferred stock, par value $.01 per share:
     1,000,000 shares authorized; no shares
     issued and outstanding

Common stock, par value $.01 per share:
20,000,000 shares authorized; 2,439,861
shares and 2,455,644 shares issued and
outstanding                                          24               24
Additional paid-in capital                        5,537            5,639
Accumulated deficit                             (13,116)         (15,265)
                                             ------------      ------------
Total stockholder's equity (deficit)             (7,555)          (9,602)
                                             ------------      ------------
Total liabilities and stockholders'
Equity (deficit)                               $ 70,262         $ 75,893
                                             ============      ============

The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                   (UNAUDITED)

              (000'S OMITTED, EXCEPT FOR PER SHARE AND SHARE DATA)

INCOME:                                                          1997           1998
                                                                 ----           ----

     Commissions and fees                                     $  6,844        $  8,642

OPERATING EXPENSES:

     Salaries and related costs, net                             4,652           6,255
     Other operating expenses                                    1,885           2,275
     Amortization and depreciation                                 292             538
     Office closure                                              -----          (1,118)
                                                              --------        ---------

          Total operating expenses                               6,829           7,950
                                                              --------        ---------
OPERATING INCOME                                                    15             692

NONOPERATING EXPENSES:
     Interest net                                                   20             506
     Amortization of deferred financing costs                      106              71
                                                              --------        ---------
          Total nonoperating expenses                              126             577
                                                              --------        ---------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                                 (111)            115

PROVISION FOR INCOME TAXES                                           3               1
                                                              --------        ---------

NET INCOME (LOSS)                                                 (114)            114

PREFERRED STOCK
     DIVIDEND REQUIREMENT                                          (54)            (54)

NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK                                          $   (168)          $  60
                                                              ========        =========

EARNINGS (LOSS) PER SHARE -
     BASIC AND DILUTED                                        $  (0.07)          $ .02
                                                              ========        =========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                               2,366,683       2,454,898
                                                             =========       =========

 The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                   (UNAUDITED)
              (000'S OMITTED, EXCEPT FOR PER SHARE AND SHARE DATA)

INCOME                                                           1997                1998
     Commissions and fees                                   $  22,746               $  28,937

OPERATING EXPENSES:
     Salaries and related costs, net                           14,324                  20,445
     Other operating expenses                                   6,022                   8,458
     Amortization and depreciation                                979                   1,652
     Office closure                                                -                   (1,118)
                                                            ---------              -----------
          Total operating expenses                             21,325                  29,437
                                                            ---------              -----------

OPERATING INCOME (LOSS)                                         1,421                    (500)

NONOPERATING EXPENSES:
     Interest, net                                                 66                   1,273
     Amortization of deferred financing costs                     178                     211
                                                            ---------              -----------
          Total nonoperating expenses                             244                   1,484
                                                            ---------              -----------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                               1,177                  (1,984)

PROVISION FOR INCOME TAXES                                         37                       3
                                                            ---------              -----------

NET INCOME (LOSS)                                               1,140                  (1,987)

PREFERRED STOCK
     DIVIDEND REQUIREMENT                                         (58)                   (162)
                                                            ---------              -----------

NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK                                        $   1,082              $   (2,149)
                                                              ========              =========

EARNINGS (LOSS) PER SHARE -
     BASIC AND DILUTED                                      $     .44              $    (.88)
                                                              ========              =========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                              2,450,770              2,448,139
                                                            =========              =========

 The accompanying notes are an integral part of these consolidated statements

                         LOIS/USA INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                           (UNAUDITED 000'S OMITTED)

                                                       COMMON        COMMON        ADDITIONAL
                                                       STOCK        STOCK PAR        PAID-IN          ACCUMULATED
                                                       SHARES         VALUE          CAPITAL            DEFICIT         TOTAL

BALANCE, January 1, 1998                               2,440         $24            $5,537             $(13,116)      $(7,555)

Common stock issued for dividends on redeemable
preferred stock                                           16          -                102                   -            102

Preferred stock dividend                                  -           -                -                   (162)         (162)

Net income (loss)                                         -           -                -                 (1,987)       (1,987)
                                                      ------        ----           -------             ---------       ------
BALANCE, September 30, 1998                           2,456          $24            $5,639             $(15,265)      $(9,602)
                                                      ======        ====           =======             =========       ======

  The accompanying notes are an integral part of these consolidated statements

                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)
                                 (000'S OMITTED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                 1997                     1998
                                                                      ----                     ----
Net income(loss)                                                     $1,140                  $(1,987)
Adjustments to reconcile net income to
net cash used in  operating activities:
Present value interest on deferred purchase price                        57                      455
Depreciation and amortization                                           283                      642
Loss on sale of asset                                                    16                      118
Amortization of goodwill                                                696                    1,034
Amortization of deferred financing costs                                178                      211
Office closure                                                           -                    (4,460)
Increase in accounts receivable                                      (1,046)                  (7,392)
(Increase) decrease in expenditures billable to clients                 630                   (1,408)
(Increase) decrease in other current assets                            (234)                     454
Decrease in other assets                                                  9                      150
Decrease in bank overdraft                                           (2,865)                       -
Increase (decrease) in accounts payable                                 355                   (4,218)
Decrease in accrued expenses                                           (523)                  (1,435)
Decrease in advanced billings                                        (1,329)                  (1,402)
Decrease in lease related reserves                                       -                    (1,126)
Decrease in deferred purchase price payable                              -                      (487)
                                                                    --------                -----------
NET CASH USED IN
OPERATING ACTIVITIES                                                 (2,633)                 (20,851)
                                                                    --------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition                                              (118)                    (300)
Purchase of fixed assets                                               (158)                  (1,892)
                                                                    --------                -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (276)                  (2,192)
                                                                    --------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from redeemable preferred stock                              2,160                       -
Increase in deferred financing costs                                   (378)                      -
Cash paid for preferred dividends                                        (1)                     (59)
Net proceeds of credit facility                                         920                   19,899
                                                                    --------                -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,701                   19,840
                                                                    --------                -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (208)                  (3,203)
                                                                    --------                -----------
CASH AND CASH EQUIVALENTS, beginning of period                          567                    3,218
                                                                    --------                -----------

CASH AND CASH EQUIVALENTS, end of period                            $   359                  $    15
                                                                    =======                  ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                                                          $     53                    $  817
Income taxes                                                      $     37                  $      3


  The accompanying notes are an integral part of these consolidated statements

                         LOIS/USA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Lois/USA Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1997.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The F&K Agreement calls for the Company to make additional purchase price payments on the first, second and third anniversaries of the acquisition. On December 31, 1998 the stockholders of F&K will receive an additional cash payment of $1,125,000 and warrants for the purchase of 50,000 shares of the Company's Common Stock exercisable through December 31, 2001 at an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1,125,000 and to issue an additional 50,000 warrants, exercisable through December 31, 2002 at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3,250,000, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the aggregate actual commissions and fees of F&K for the three years ending on December 31, 2000, from clients existing at the time of the acquisition. Concurrent with the acquisition of F&K the Company entered into certain employment contracts with the three senior officers of F&K providing for aggregate compensation of $4,950,000 to be paid over the next five years. Of that amount, $1,200,000 has been treated as a component of the purchase price of the F&K acquisition. The Company incurred transaction costs of $665,000 in connection with the transaction.

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

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 is presented as if the acquisition of F&K had been made on January 1, 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of operations under the ownership and management of the Company.

 (In thousands except per share amounts)                       1997
share  amounts)
                                                          --------------
Commissions and fees                                         $ 33,244
Net income                                                      3,258
Net income per common share                                    $ 1.33



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

The Original Agreement provided that the Sellers were to receive as additional purchase price, an amount equal to the lesser of 5% of the combined revenue of the Company and EJL, as defined in the Original Agreement, or $12,000,000 (the "Additional Purchase Price") over a period of five years from the date of the acquisition. Payments were to be made in the ratio of 75% cash and 25% in Common Stock, valued at $6.00 per share for the first four quarters and thereafter valued at the fair market value of the Common Stock as defined in the Original Agreement. At least $1,750,000 of Additional Purchase Price was payable for the year ending December 31, 1996. Additionally, the Original Agreement provided that the Sellers would receive minimum Additional Purchase Price cash payments of $6,000,000. If, by December 31, 1999, the Sellers had not received such cash payments, the difference between the $6,000,000 amount and the cash paid through that date was to be paid to the Sellers by (i) first, allowing the Sellers to require the Company to repurchase, or "put" to the Company, shares of Common Stock issued to them as Additional Purchase Price (but not the 333,333 shares of Common Stock issued at the initial closing), on a last issued first repurchased basis, at the per share values at which the shares were issued, and (ii) second, if such repurchases do not cause the total cash Additional Purchase Price payments to equal $6,000,000, making a cash payment to the Sellers of the remaining difference. The Sellers were also to receive a final payment, payable in shares of Common Stock, of $750,000, in 2001. The final payment of $750,000 is not a component of the calculations above.

The Company accounted for the acquisition using the purchase method of accounting, and since February 12, 1996, the Company's consolidated financial statements have included EJL's assets, liabilities and results of operations. At the date of acquisition the minimum guaranteed Additional Purchase Price of $6,750,000 was recorded as a liability on the Company's consolidated balance sheet (which was reduced to $5,939,000 as of December 31, 1996 as the result of payments made through that date) and the excess of the minimum guaranteed purchase price of $12,750,000 over the fair market value of the net assets acquired and liabilities assumed was reflected in the Company's consolidated financial statements as goodwill. This purchase resulted in recording goodwill in the amount of $18,825,064. The goodwill is being amortized on a straight-line basis over a period of 20 years. None of the recorded goodwill will be deductible for income tax purposes and, as a result, the Company's effective tax rate will be adversely impacted.

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

In October 1997, the Company entered into a revolving credit facility with Sanwa Business Credit Corporation ("Sanwa") which provides for borrowings of up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a term of three years, with borrowings bearing interest at 2.5% above the London Interbank Offered Rate ("LIBOR"). Borrowings are secured by essentially all of the assets of the Company, including the common shares and assets of the Company's subsidiaries. Upon the execution of the new facility the Company initially borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Chase Reducing Revolving Credit Facility and the Chase Reducing Revolving Credit Facility was terminated. As of September 30,1998, the borrowings outstanding and additional borrowings available under the Sanwa credit facility were $19,263,000 and $5,737,000, respectively.

There was approximately $268,000 in fees and expenses incurred in connection with the initial Reducing Revolving Credit Agreement. These costs were being amortized over the initial three- year period of the loan. Costs to extend the facility of approximately $175,000 and the unamortized fees from the initial loan were written off as of December 31, 1997.

5.  SERIES A PREFERRED STOCK

In May 1997, the Company privately offered and sold 2,160 shares of the Series A Preferred Stock at $1,000 per share. Net proceeds to the Company, after the payment of placement agent fees and offering costs, were approximately $2 million.

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

6.  OFFICE CLOSURE

In the third quarter of fiscal 1998 the Company decided to close the Los Angeles office, which had been acquired in February 1996 as part of the acquisition of EJL. The decision was made after the Company concluded that client losses that began in the second half of fiscal 1997 were not being replaced at a rate necessary to support the expenses of that office. The expenses included significant lease obligations, which, before making the decision to close the office, the Company determined through negotiations with the lessor could be reduced if the space was abandoned. The office was closed in September 1998. In connection with this action the Company recorded charges totaling $3,342,000, comprised of $370,000 for the cost of the termination of the lease, $118,000 for the cost of furniture and fixtures surrendered to the lessor as part of the lease termination, $1,964,000 for severance costs for the employees of the office and $890,000 for other office closure costs including amounts needed to terminate operating leases. However, when the Company acquired EJL in 1996 it had recorded a liability for EJL's unfavorable Los Angeles lease, and the termination of that lease allowed the Company to reverse the $3,870,000 remaining accrual at September 30, 1998. In addition, salary reserves had also been recorded at the date of acquisition. The unamortized reserves of $590,000 along with the reversal of the rent accrual resulted in an aggregate credit to operating expense of $1,118,000.

                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30,  1998.

Revenues from commissions and fees for the first nine months of fiscal 1998 were $28,937,000, representing an increase of $6,191,000, or 27.2%, compared to revenues from commissions and fees of $22,746,000 for the first nine months of fiscal 1997. The results of operations for the first nine months of fiscal 1998 include the operating results of F&K, acquired December 31, 1997. The inclusion of F&K's operations increased revenues by $10,142,000. Without the effect of the acquisition of F&K, revenues for the first nine months of 1998 declined by $3,951,000, principally as the result of the decline in the revenues from the Los Angeles office which began with client losses in the second half of fiscal 1997. As discussed below, in the third quarter of fiscal 1998 the Company decided, as the result of those client losses, to close the Los Angeles office, and in connection therewith recorded certain non-recurring items in the results of operations for the nine months and three months ended September 30, 1998.

Operating expenses, including the effects of the items recorded as the result of the closing of the Los Angeles office, for the first nine months of fiscal 1998 increased to $29,437,000 from $21,325,000 for the first nine months of fiscal 1997. Excluding the effects of the closing of the Los Angeles office, operating expenses increased for the nine months ended September 30, 1998 by $9,230,000 to $30,555,000, or 105.6% of revenue, from $21,325,000 or 93.8% of revenue for the first nine months of fiscal 1997. Substantially all of the $9,230,000 increase results from the inclusion of the operations of F&K in fiscal 1998. Salaries and related costs increased from $14,324,000 in the first nine months of fiscal 1997 to $20,445,000 for the first nine months of fiscal 1998, again due to the inclusion of the operations of F&K. As a percentage of revenues, salaries and related costs increased from 63.0% in the first nine months of fiscal 1997 to 70.7% in the first nine months of fiscal 1998, due to the decline in revenues in the Company's Los Angeles office. The decline in the revenues of the Los Angeles office also contributed to the increase in other operating expenses, as a percentage of revenues, from 26.5% for the nine months ended September 30, 1997 to 29.2% for the first nine months of fiscal 1998. Those expenses increased by $2,436,000, principally due to the inclusion of the operations of F&K. Additionally, the inclusion of the operations of F&K contributed to the increase in this percentage, and the percentage of salaries and related costs to revenues, since certain recurring F&K clients historically undertake the majority of their advertising campaigns in the later part of the year. Depreciation and amortization increased from $979,000 in the first nine months of fiscal 1997 to $1,652,000 for the first nine months of fiscal 1998 due to the amortization of the goodwill recorded in the acquisition of F&K and the depreciation of capital expenditures made in the first six months of fiscal 1998 to upgrade workplace technology and consolidate the Company's Chicago operations.

As discussed above, in the first nine months of fiscal 1998 the Company decided to close the Los Angeles office, which had been acquired in February 1996 as part of the acquisition of EJL. The decision was made after the Company concluded that client losses that began in the second half of fiscal 1997 were not being replaced at a rate necessary to support the expenses of that office. The expenses included significant lease obligations, which, before making the decision to close the office, the Company determined through negotiations with the lessor could be reduced if the space was abandoned. The office was closed in September 1998. In connection with the closing of its Los Angeles office the Company recorded charges totaling $3,342,000, comprised of $370,000 for the cost of the termination of the lease, $118,000 for the cost of furniture and fixtures surrendered to the lessor as part of the lease termination, $1,964,000 for severance costs for the employees of the office and $890,000 for other office closure costs including amounts needed to terminate operating leases. However, when the Company acquired EJL in 1996 it had recorded a liability for EJL's unfavorable Los Angeles lease, and the termination of that lease allowed the Company to eliminate the $3,870,000 of that accrual remaining at September 30, 1998. In addition, salary reserves were also established at the date of acquisition. The unamortized reserves of $590,0000 along with the reversal of the rent accrual resulted in an aggregate credit to operating expense of $1,118,000.

The revenues of the Los Angeles office included in the results of operations for the nine months ended September 30, 1998 were $1,652,000. The closure of the office will mean the loss of these revenues, however since the office was operating at a loss ($1,211,000 for the nine months ended September 30, 1998) the loss of those revenues is not expected to have an adverse effect on the results of operations.

Interest expense increased to $1,273,000 for the first nine months of fiscal 1998, from $66,000 in the comparable 1997 period, as the result of higher outstanding borrowings. The Company's borrowings increased throughout fiscal 1997 to finance its acquisitions of EJL and F&K, as well to finance the overall expansion of its operations. The amortization of the fees incurred to obtain the new Sanwa credit facility caused the amortization of deferred financing costs to increase from $178,000 for the first nine months of fiscal 1997 to $211,000 for the first nine months of fiscal 1998.

The provision for income taxes decreased from $37,000 for the first nine months of fiscal 1997 to $3,000 for the first nine months of fiscal 1998. The tax provisions in both periods represent certain state taxes. No benefit was recorded for the Company's loss in 1997 and 1998. Approximately $7,000,000 of net operating loss carryforwards is available to offset future taxable income.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30,  1998.

Revenues from fees and commissions for the three months ended September 30, 1998 were $8,642,000, representing an increase of 26.3% or $1,798,000 from revenues of $6,844,000 for the third quarter of fiscal 1997. Revenues increased principally as the result of the inclusion of $3,474,000 of F&K revenues offset by the decline in revenues in Los Angeles.

Operating expenses, including the effects of the items recorded as the result of the closing of the Los Angeles office, for the third quarter of 1998 rose to $7,950,000 from $6,829,000. Excluding the effects of the closing of the Los Angeles office, operating expenses increased for the three months ended September 30, 1998 by $2,239,000 to $9,068,000, or 104.9% of revenue, from
$6,829,000 or 99.8% of revenue for the third quarter of fiscal 1997. Salaries and related costs rose from $4,652,000 or 68% of revenue for the third quarter of 1997 to $6,255,000 or 72.4% of revenue for the third quarter of 1998. Other operating expenses increased from $1,885,000 for the third quarter of 1997 to $2,275,000 for the third quarter of 1998, but declined as a percentage of revenues from 27.5% to 26.3%. Amortization and depreciation increased from $292,000 during the third quarter of 1997 to $538,000 in 1998. In each case the amount of expenses, and their relationship to revenues, changed for essentially the same reasons discussed above in the discussion of the results of operations for the nine months ended September 30.

Interest expense rose by $486,000 to $506,000 for the three months ended September 30, 1998 as a result of higher outstanding borrowings.

For the three months ended September 30, 1998, the Company earned $.02 per share versus a loss of ($.07) for the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had a working capital deficit of $25,091,000, reflecting an increase of $6,753,000 from the December 31, 1997 working capital deficit caused principally by the net loss of $2,149,000 for the first nine months of 1998 and bank loan financed capital and acquisition expenditures of $2,192,000. Accounts receivable increased by $7.4 million from December 31, 1997 to September 30, 1998, while accounts payable, which include the amounts due for media placed for and billed (in accounts receivable) to clients decreased $5.6 million. The $13 million difference between the increase in accounts receivable and decrease in accounts payable reflects the Company's acceleration, relative to the receipt of payments from clients, of its payments to certain media vendors, which was undertaken to maintain good relationships with those vendors. The Company financed those payments to vendors, as well as the approximate $2.0 million increase in work in progress, through the use of $3.1 million of cash on hand at December 31, 1997 and through borrowings under its credit facility with Sanwa, which increased from $4,642,000 at December 31, 1997 to $23,020,000 at September 30, 1998. An additional amount of $3,757,000, that represents checks in transit, has been reflected in the bank loans of the balance sheet as of September 30, 1998.

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

In October 1997, the Company entered into a revolving credit facility with Sanwa, which provides for borrowings of up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a three-year term, with borrowings bearing interest at 2.5% above LIBOR. Borrowings are secured by essentially all of the assets of the Company, including the common stock and assets of the Company's subsidiaries. The Company initially borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Chase Reducing Revolving Credit Agreement, which was terminated. As of September 30, 1998, borrowings of $19,263,000 were outstanding under the Sanwa facility and additional borrowings of $5,737,000 were available.

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

In May 1998, the Company acquired certain assets of Scaros and Casselman, Inc.(S&C), a Connecticut based advertising agency. Total consideration to be paid for this purchase is approximately $800,000. The operations of S&C have been merged into the New York office. The operations of S&C are not material to the consolidated results of operations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein regarding matters that are not historical facts, are forward- looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

In June 1998 the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 must be applied in the first quarter of fiscal years that begin after June 15, 1999, and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No.133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS No.133 will not have a material affect on its financial statements.

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


                                        LOIS/USA INC.


Date:  November 16, 1998                By /S/  ROBERT K. STEWART
                                                ROBERT K. STEWART
                                                Executive Vice President
                                                Chief Financial and
                                                Accounting Officer