Form 10-K
period 1998-12-31
LOIS/USA INC
filed 1999-06-25
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________ to ____________
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

Registrant's telephone number, including area code: (212) 373-4700

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:    NONE

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          The registrant had revenues of $39,405,000, in its most recent fiscal year.

          The aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 1999, was $4,615,216 (based on the last trade on February 25, 1999 at $7.375 per share). As of March 17, 1999, there were 2,481,474 shares of common stock, $.01 par value per share ("Common Stock"), outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

          Lois/USA Inc. (the "Company") is a full service advertising and marketing communications company operating on a national basis through advertising agencies located in Austin, Chicago, Dallas, Detroit, Houston, Los Angeles, New York and Salt Lake City. Through 1995, the Company operated principally in New York, through its Lois/USA New York, Inc. agency, and in Chicago, through its Lois/USA Chicago, Inc. agency. The Company also had less significant operations on the West Coast through the Lois, Colby/LA Agency ("Lois/Colby"), which was owned by Lois/USA West, Inc. ("West"), a wholly owned subsidiary of the Company. In 1996, the Company expanded its operations through the acquisition of Eisaman, Johns, and Laws Advertising, Inc. ("EJL"), a full-service advertising agency with offices in Chicago, Detroit, Houston and Los Angeles. The acquisition of EJL was a part of the Company's ongoing strategy and efforts to increase the size and economies of its operations, as well as to establish operations in other strategically selected locations, through acquisitions, internal expansion or other alliances. On December 31, 1997, the Company added a significant southwestern United States presence through the acquisition of Fogarty & Klein, Inc. ("F&K"), an advertising agency with offices in Austin, Dallas and Houston. F&K operates as an independent agency within the Company's network.

          The Company incurred a net loss in 1998 of $5,427,000 due principally to a continuation of the decline in revenues in the Los Angeles office that began in fiscal 1997, and due to revenue declines in Chicago and New York. In the third quarter of 1998 the Company decided to close the Los Angeles office, and in the fourth quarter of 1998 adopted plans to reduce the size of the creative workforces in the Chicago and New York offices. The 1998 net loss includes net charges of $747,000, consisting of gross charges of $5,180,000 offset by the reversal of purchase accounting accruals of $4,433,000, for the Los Angeles office closure and the Chicago and New York restructuring.

          From 1991 to 1994, the Company's growth was constrained by the need to pay interest on a $3.2 million subordinated note (the "Subordinated Note"). On January 3, 1995, the Company received $1,363,000 in net proceeds from a public offering by the Company of 300,000 shares of common stock (the "Offering"). Concurrent with consummation of the Offering, Chase Manhattan Bank, N.A. ("Chase Bank") provided the Company with a secured three-year reducing revolving credit facility (the "Reducing Revolving Credit Agreement") of $2.0 million and increased its line of credit to the Company from $1.0 million to $2.0 million. The Company used the proceeds of the Offering and the newly available bank financing to repay the Subordinated Note, which reduced the Company's debt burden and allowed management to begin to take steps to implement the Company's expansion strategy. In May 1997, the Company replaced the Reducing Revolving Credit Agreement with a one-year $2.5 million line of credit and raised additional capital of approximately $2.2 million through the private placement of shares of Series A Convertible Preferred Stock. In October 1997, the Company replaced the Chase Bank borrowings with a new revolving credit facility from Sanwa Business Credit Corporation ("Sanwa") which provides for borrowings of up to $25 million based on a specific percentage of the Company's accounts receivable balance. The additional capital available under the agreement with Sanwa will allow the Company to continue to pursue it acquisition growth strategy.

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

          The F&K Agreement requires that the Company make additional purchase price payments on the first, second and third anniversaries of the acquisition. On January 15, 1999, the sellers received an additional cash payment of $1.125 million, and warrants for the purchase of 50,000 shares of the Company's Common Stock exercisable through December 31, 2001, at an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1.125 million and to issue an additional 50,000 warrants, exercisable through December 31, 2002, at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3.25 million, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the actual commissions and fees of F&K for the three years ending December 31, 2000, from clients existing at the time of the acquisition. Concurrent with the acquisition of F&K the Company entered into certain employment contracts with the three senior officers of F&K that provide for aggregate compensation of $4,950,000 over the next five years. See Item 11-Executive Compensation-Employment Contracts. Of that amount $1.2 million was treated as a component of the purchase price.

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

          The Company's expansion strategy was initially focused on Chicago, Los Angeles and New York. The Company believes that these markets have significant growth potential and that acquisitions in these locations would add both clients and revenues while offering the Company an opportunity to realize economies of scale through the combination of certain functions of the acquired operations with the Company's existing operations. As the first step in this program, in December 1993, the Company formed Lois/USA West to develop new clients in the western United States and to assist its existing clients in the area. This unit held the assets of the Los Angeles office acquired from EJL until the office was closed during the third quarter of 1998. EJL's Chicago office was combined with Lois/USA Chicago, Inc. and operates as Lois/EJL Chicago. By consolidating these regional offices, the Company is taking advantage of economies of scale through shared infrastructure.

          The Company continued to implement its expansion strategy in 1997 with its acquisition of F&K. F&K will operate as a separate network within the Company, and its offices in Austin, Dallas and Houston will provide the Company with reentry to and a significant presence in the southwestern United States.

          In 1998 the Company reduced the pace of its acquisitions as it integrated the F&K operations acquired in 1997. However, the Company did complete one small acquisition, acquiring Scaros and Casselman ("Scaros"), a Stamford, Connecticut advertising agency, in May 1998. The operations of Scaros were merged into the Company's New York office, and Dean Scaros became the president of Lois/EJL New York.

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

THE ADVERTISING MARKET

          Total United States advertising spending in 1998 increased by 7.1% over the 1997 level. The 1998 increase in United States advertising expenditures has been greater than the general rate of economic growth, indicating increased emphasis on advertising. However, there can be no assurance that the economy, or advertising expenditures, will continue to grow at similar rates, or at all. The 1998 increase came after increases of 6.7% in 1997 and 7.6% in 1996.


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

CLIENTS

          The Company serves a diversified clientele that includes a variety of public and private companies, including clients in the retail, media, pharmaceutical, restaurant, leisure and travel, automotive, packaged goods, financial services, apparel, consulting and technology. Among the Company's current clients are Builders Square, Alberto-Culver Corporation, American Drug Stores, BASF, Garden Ridge Centers, Price Pfister, Turtle Wax, Valvoline and The Walt Disney Company. The Company's clients include both businesses whose products and services are offered to consumers and those which primarily serve the needs of other businesses.

         The Company currently has more than 90 clients. No client represented more than 10% of the consolidated commissions and fees during 1998. In 1997 and 1996, Alberto-Culver Corporation represented 16% and 11%, respectively, of the Company's consolidated commissions and fees.

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

          Year 2K is establishing strategic alliances with entertainment industry participants that will be used to generate attention for its clients' products and services. Current Year 2K clients include the Rio Suite Hotel & Casino - Las Vegas, Valvoline, the Disney Company and the Academy of Motion Picture Arts & Sciences. In August 1998, the Year 2K office relocated to 5757 Wilshire Blvd., Los Angeles, California.

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

          LOIS/USA VENTURES

          The Company has developed a concept known as Lois/USA Ventures ("Ventures"). Ventures is made available to certain carefully selected clients that are at an early development stage, during which advertising would be strategically advantageous, but which lack sufficient cash resources to support the desired level of advertising. Through Ventures, the Company provides its creative services to such clients and receives an equity interest in the client as a component of its fee arrangement. The Company's senior management, including Messrs. Lois and Veru, determine whether a candidate qualifies under the Ventures program, looking primarily at the client's potential for success. The program requires clients to pay the Company in cash for all out-of-pocket costs, including media and production costs. As the result of Ventures projects, in 1996 the Company received approximately $15,000 in stock in a publicly traded entity. In 1997, the Company received options from Mediacom Corp. and Proscape Technologies, Inc. for $93,000 and $25,000,respectively. The Company did not accept any new Venture clients in 1998.


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

          The expansion of the Company's operations has increased, and will continue to increase, the frequency with which the Company must compete with the larger, national advertising agencies to obtain client assignments. The Company competes against most of the 50 largest advertising agencies in the United States, including WPP Group PLC, The Interpublic Group of Companies, Inc., Omnicom Group Inc., True North Communications and Saatchi & Saatchi Co. PLC. Such larger agencies generally have substantially greater financial resources, more personnel and more extensive facilities than the Company. In addition, many of the agencies with which the Company competes are affiliated with multi-national communications firms, enabling them to offer their clients a diverse portfolio of communications services around the world. The Company believes that it has been able to compete effectively on the basis of the quality of its creative product and media buying services, service, personal relationships with clients and reputation. The Company also believes it can compete effectively with larger agencies due in part to the strength of the Company's research and media buying departments. However, there can be no assurance that the Company will be able to maintain its competitive position in the industry as it continues to expand its operations to new markets.

          In some cases, an advertising agency's ability to compete for new clients is affected by the industry policy, which many advertisers follow, of prohibiting their agencies from representing competitors in the same business. As a result, future growth of the Company's client base may have the effect of limiting the Company's potential for securing certain new clients.

EMPLOYEES

          As of March 12, 1999, the Company had 320 employees, including 315 full-time and 5 part-time employees. In addition, the Company hires consultants or independent contractors on an as-needed basis. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES.

The Company does not own any real property. All of the Company's existing offices are located in leased premises. The Company considers its offices adequate for its present needs. The following table provides data on the leased offices of the Company:


                                                  ANNUAL
                                                  BASE             APPROX.        EXPIRATION
OFFICE                LOCATION                    RENT             SQ. FT.        DATE

New York             40 West 57th St.            $665,000(1)         22,000          April 30, 2001
Chicago              401 N. Michigan Avenue      $554,000            21,400          November 30, 2000
Chicago              111 East Wacker Dr.         $930,000            41,923          February 28, 2010
Los Angeles          5757 Wilshire Blvd.          $49,000             2,478          July 31,1999
Houston              7155 Old Katy Road          $606,000            41,813          July 15, 2001
Austin               Tejas/Conti Bldg             $42,000             3,000          March 31, 1999
Dallas               3232 McKinney Ave.           $53,252             3,042          October 31, 2001

---------------

(1) Subject to escalation based upon the Company's proportionate share of increases in property taxes and operating costs.


ITEM 3.  LEGAL PROCEEDINGS.

          The Company is involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          There is no current public trading market for the Company's Common Stock. The Company's Common Stock has, from time to time, been traded in the over-the-counter market, under the symbol "LSUS," and, according to the OTC Bulletin Board, the total volume of such trades for the year ended was 318,000 shares. The last reported trade, to the Company's knowledge, was on February 25, 1999 at a price of $7.375 per share.

          The Company believes that there are approximately 50 holders of record of its Common Stock as of March 17, 1999.

          The Company has never paid a dividend on its Common Stock and does not expect to pay dividends in the near future. In addition, the terms of the Company's bank credit facility with Sanwa prohibit the Company from paying dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected historical financial data presented below has been derived from the Company's consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this document.


Income Statement Data:                                   Year ended  December 31,
                                                      (000's omitted except for per share amounts)
--------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:               1994            1995                1996(1)           1997(2)           1998(3)
--------------------------------------------------------------------------------------------------------------------------------
Commissions and Fees                     $ 15,048         $ 16,035             $  23,067         $ 28,284         $  39,405
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                      (550)           1,302                (4,598)(4)         (816)           (3,383)(5)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                          (1,464)             718                (5,224)          (1,381)           (5,427)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common  share
- basic and diluted                          (.82)             .33                 (2.09)            (.57)            (2.24)
--------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
- basic and diluted                         1,775            2,175                 2,497            2,439             2,456
--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
--------------------------------------------------------------------------------------------------------------------------------
Total assets                               18,158           24,190                43,996           70,262            72,431
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt                               -               -                      -                 -                 -
--------------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock                   -              -                       -          $    2,160          $  2,060
--------------------------------------------------------------------------------------------------------------------------------
Redeemable warrants                        1,358            -                       -                 -                -
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                      (6,125)           (2,686)               (5,895)          (7,555)          (12,984)
--------------------------------------------------------------------------------------------------------------------------------

(1)  Includes the effects of the acquisition of EJL, which was acquired February 12, 1996. See Note 3 of Notes to
     Consolidated Financial Statements.
(2)  Balance sheet information includes the effects of the acquisition of Fogarty & Klein, which was acquired
     December 31, 1997. See Note 2 of Notes to Consolidated Financial Statements.
(3)  Includes the effects of the acquisition of Fogarty & Klein, which was acquired December 31, 1997.
     See Note 2 of Notes to Consolidated Financial Statements.
(4)  Operating loss for 1996 includes Unusual Costs of $3,583,000 relating to office closures.
     See Note 9 of Notes to Consolidated Financial Statements.
(5)  Operating loss for 1998 includes Unusual Costs of $747,000 relating to office closures and reductions.
     See Note 9 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          Total United States advertising spending in 1998 increased by 7.1% over the 1997 level. The 1998 increase in United States advertising expenditures has been greater than the general rate of economic growth, indicating increased emphasis on advertising. However, there can be no assurance that the economy, or advertising expenditures, will continue to grow at similar rates, or at all. The 1998 increase came after increases of 6.7% in 1997 and 7.6% in 1996.

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

          The Company currently has approximately 90 clients. No client represented more than 10% of the consolidated commissions and fees during 1998. In 1997 and 1996, the Company's largest client represented 16% and 11% of the Company's consolidated commissions and fees, respectively. See Item 1 - Business-Clients herein.

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

          The Company's growth strategy includes the acquisition of existing advertising agencies. See Item 1-Business-Expansion Strategy. Prior to 1995, the Company's growth had been constrained by the need to pay interest on its $3.2 million Subordinated Note. Concurrent with the 1995 public offering, the Company secured from Chase Bank a new three-year reducing revolving credit facility, and an increase in its line of credit. The $1,363,000 net proceeds of the Company's 1995 public offering, together with the newly available bank borrowings were used to repay the Subordinated Note, which reduced the Company's debt service burden and allowed management to begin to take steps to implement the Company's expansion strategy.

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

          On December 31, 1997 the Company acquired F&K for a total purchase price of $10.8 million. The purchase price includes an initial cash payment of $3.5 million, the issuance of 50,000 shares of the Company's Common Stock and warrants to purchase an additional 39,000 shares of the Company's Common Stock, obligations to issue on each of December 31, 1998, 1999 and 2000 an aggregate of 100,000 additional warrants to purchase shares of the Company's Common Stock and cash payments totaling $5.5 million, subject to adjustment, and a portion of the salaries to be paid to the three senior officers of F&K over the next five years under employment contracts entered into in connection with the acquisition. See
Item 1-Business-Acquisition of Fogarty & Klein, Inc. and Note 2 of Notes to Consolidated Financial Statements. The acquisition of F&K was accounted for as a purchase, with the portions of the purchase price to be paid at December 31, 1998, 1999 and 2000 to be made by cash payments, delivery of additional shares of Common Stock and warrants to purchase additional shares of Common Stock, or through employment agreements recorded at their present value (the "Deferred Purchase Price"). As a result, the assets and liabilities of F&K are included in the consolidated balance sheet as of December 31, 1997, but its results of operations are not included in the statement of operations for 1997. The recording of the acquisition of F&K on December 31, 1997 causes the consolidated balance sheet as of the end of 1997 to lack comparability to the consolidated balance sheet as of December 31, 1996 and to the results of operations and cash flows for 1997. Additionally, as a result of the inclusion of the operations of F&K in 1998, the results of operations for 1998 lack comparability to the results of operations for 1996 and 1997.

          The Company experienced a significant net loss in 1996, in part due to the charges related to the EJL acquisition. In 1997, the Company continued the cost and operating revisions at EJL initiated with the 1996 acquisition. As a result of these measures, the Company's operating results improved in 1997, to an operating loss of $816,000 compared to an operating loss of $4,598,000 in 1996. The Company was profitable during the first half of 1997, and net loss for the year resulted principally from losses in the Company's EJL/Los Angeles operation, and to a lesser extent, fourth quarter declines in revenues elsewhere. The Company initiated additional cost reduction measures in Los Angeles during the last quarter of 1997, and planned further initiatives in 1998.

          The Company incurred a net loss in 1998 of $5,427,000 due principally to a continuation of the decline in revenues in the Los Angeles office that began in fiscal 1997, and due to revenue declines in Chicago and New York. In the third quarter of 1998 the Company decided to close the Los Angeles office, and in the fourth quarter of 1998 adopted plans to reduce the size of the creative workforces in the Chicago and New York offices. The 1998 net loss includes charges of $747,000 for the Los Angeles closure and the Chicago and New York reductions (see Note 9 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

          Revenues from commissions and fees for the year ended December 31, 1998 were $39,405,000, representing an increase of $11,121,000 or 39.3%, compared to revenues from commissions and fees of $28,284,000 for the year ended December 31, 1997. The results of operations for 1998 include the operating results of F&K, acquired December 31, 1997. The inclusion of F&K's operations increased revenues by $14,277,000. Without the effect of the acquisition of F&K, revenues for the year ended December 31, 1998 declined by $3,156,000, principally as the result of the decline in the revenues from the Los Angeles office which began with client losses in the second half of fiscal 1997, as well as reduced client revenues in New York and Chicago. As discussed below, as a result of these developments the Company decided in the third quarter of 1998 to close the Los Angeles office, and in the fourth quarter of 1998 adopted plans to reduce the size of the creative workforces in the Chicago and New York offices.

          Operating expenses, including the effects of the items recorded as the result of the office restructurings, increased to $42,788,000 in 1998 from $29,100,000 in 1997. Excluding the effects of the restructurings, operating expenses increased in 1998 by $12,941,000 or 44% to $42,041,000, or 107% of
revenue, from $29,100,000 or 103% of revenue for 1997. Substantially all of this $12,941,000 increase results from the inclusion of the operations of F&K.

          As a percentage of revenues, salaries and related costs decreased from 67.7% in 1997 to 67.3% in 1998, due to the decreased staffing which occurred late in 1998, offset by the decline in revenues in the Company's Los Angeles and New York offices. These declines in revenues also contributed to the increase in client services, rent and related charges and other operating expenses, as a percentage of revenues, from 30.2% in 1997 to 33.8% in 1998. Those expenses increased by $4,752,000, principally due to the inclusion of the operations of F&K.

          Depreciation and amortization increased from $350,000 in 1997 to $833,000 due to capital expenditures made in the first six months of 1998 to upgrade workplace technology and consolidate the Company's Chicago operations. Amortization of goodwill increased by $342,000 to $1,386,000 in 1998 due to the goodwill recorded in the F&K acquisition.

          The Company recorded aggregate office closure and reduction costs, classified as Unusual Costs, of $747,000 in 1998. A portion of those charges resulted from the Company's decision to close the Los Angeles office that had been acquired as a part of the EJL acquisition in February 1996. The decision was made after the Company concluded that client losses that began in the second half of 1997 were not being replaced at a rate necessary to support the expenses of that office. The expenses included significant lease obligations, which, before making the decision to close the office, the Company determined through negotiations with the lessor could be reduced if the space was abandoned. The office was closed in September 1998. In connection with the closing of its Los Angeles office, the Company recorded charges of $3,292,000, which was comprised of $370,000 for the cost of termination of the lease, $118,000 for the cost of furniture and fixtures surrendered to the lessor as part of the lease termination, $1,677,000 for severance costs for the employees of the office and $1,127,000 for other office closure costs. Those charges were offset by the reversal of the $3,870,000 remaining of the liability for EJL's unfavorable Los Angeles lease the Company recorded at the time EJL was acquired and the reversal of the $563,000 remaining liability recorded for certain salary arrangements entered into in connection with the acquisition (see Note 3 of Notes to Consolidated Financial Statements). Unusual Costs also includes $913,000 for the future lease costs related to the space in the Company's New York office that will become unused as the result of the reduction of employees in that office, $523,000 of other New York restructuring costs, $384,000 for the severance costs for reductions in the workforce in New York, which were completed in the first quarter of 1999 and $68,000 recorded in the fourth quarter of 1998 for the severance costs of reductions in the workforce in Chicago.

          Amortization of finance costs declined to $281,000 in 1998 compared to $398,000 for the December 31, 1997 period. During 1997, the Company wrote off the balance of unamortized fees related to its Chase Bank facilities when those facilities were replaced by Sanwa Bank facilities. Net interest expense increased from $170,000 in 1997 to $1,761,000 in 1998 as a result of higher borrowings under the Sanwa facility. These funds were used in the refinancing of the Chase Bank facilities, to finance the F&K acquisition and to provide general working capital to fund the Company's operating losses.

          The provision for taxes increased from a benefit of $3,000 in 1997 to a $2,000 expense in 1998. No benefit was recorded for the Company's loss in 1998. Approximately $12,000,000 of net operating loss carry forwards are available to offset future taxable income.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

          The Company incurred a net loss of $1,381,000 for the year ended 1997 compared to a loss of $5,224,000 for the prior year. The improvement in earnings was primarily the result of increased fees and commissions from new and existing clients, as well as the result of its cost consolidation efforts implemented by the Company following its acquisition of EJL.

          Revenues from commissions and fees increased $5,217,000, or 22.6%, to $28,284,000 in 1997 from revenues of $23,067,000 for 1996. Consolidated revenues increased in each quarter in 1997 compared to 1996, except for the third quarter, when the loss of several clients in the Company's Los Angeles office caused revenues to decline compared to 1996. The overall increase in revenues results both from assignments from new clients, including Valvoline, Turtle Wax, Orthodontics Centers of America, Proscape Technologies and Decibel, and from increases in advertising projects and spending by existing clients. Although consolidated revenues increased in the fourth quarter of 1997, as compared to 1996, the Company's Los Angeles office operated at a significant loss due to continuing declines in revenues. The Company closed its Los Angeles office in 1998.

          Total operating expenses increased from $27,665,000 in 1996 to $29,100,000 and represented 102.9% of revenues in 1997 compared to 119.9% of revenues in 1996. The increase of $1,435,000 was primarily in salaries and related costs, representing a higher level of other operating expenses and staffing (primarily in the Chicago office) needed for the maintenance of greater revenue. The previously discussed decline in revenues in the third quarter, and slower than anticipated revenue growth in the fourth quarter, caused operating expenses to be above the desired levels relative to revenues. In particular, the levels of occupancy costs (rent, etc.) and administrative expenses were higher than supportable at the 1997 level of revenue.

          Amortization of financing costs increased to $398,000 as a result of the write-off of the unamortized costs related to the Chase Bank facilities, which were charged to expense when those facilities were replaced by the Sanwa facility. Interest expense declined from $232,000 in 1996 to $170,000 in 1997 as average outstanding borrowings were reduced during the first six months of 1997.

          The provision for income taxes decreased from $307,000 for the year ended 1996 to a benefit of $3,000. No benefit was recorded for the Company's loss in 1997. Approximately $7,000,000 of net operating loss carry forwards were available to offset future taxable income at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1998, the Company had a working capital deficit of $27,984,000, reflecting an increase of $9,646,000 from the December 31, 1997 working capital deficit caused principally by negative operating cash flows of $6,979,000 and capital and acquisition expenditures of $2,005,000. The negative operating cash flows of $6,979,000 reflected the net loss of $5,427,000 adjusted for non-cash charges including $603,000 for the accretion of interest on deferred purchase price payments, $859,000 for depreciation and amortization and $1,386,000 for the amortization of goodwill, the non-cash reductions of the office closure and reduction expenses (Unusual Costs) from the elimination of previously established lease and salary liabilities, and certain significant changes in working capital accounts. Those working capital changes included negative cash flows for a $3,056,000 increase in accounts receivable and $1,705,000 for a decrease in advanced billings and cash inflows from a $5,927,000 increase in accounts payable. The increase in accounts receivable reflects the increase in the Company's overall revenues, while the decrease in advanced billings reflects a decrease in assignments for which the Company has billed in advance. The increase in accounts payable reflects both increased media placements for clients and general extension of payments to finance operations. The Company financed the negative operating cash flow and capital and acquisition expenditures with $8,042,000 borrowed under its bank credit facility and the use of $1,021,000 of the cash on hand at the beginning of the year.

          At December 31, 1997, the Company had a working capital deficit of $18,338,000, reflecting an increase in the working capital deficit of $4,017,000 caused principally by $3,500,000 borrowed under the Sanwa line of credit to fund the cash portion of the initial payment for the acquisition of F&K. Current assets and current liabilities increased by $18.7 million and $22.7 million from December 31, 1996 to December 31, 1997, due mostly to increases in accounts receivable, accounts payable and accrued expenses. The increases in those working capital items are in large part due to the inclusion of the assets and liabilities of F&K at December 31, 1997, which accounted for $16.6 million, $15.6 million and $2.8 million of the increases in accounts receivable, accounts payable and accrued expenses, respectively.

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

          In May 1997, the Company raised additional capital of approximately $2.2 million through the private placement of 2,160 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock requires annual dividends of $100 per share ($216,000 in the aggregate), which dividends will reduce the net income attributable to common stock, and related earnings per share, beginning in the second quarter of 1997. However, the holders of 1,375 shares of the Series A Convertible Preferred Stock elected to receive the dividends for the first year in the form of shares of the Company's Common Stock, valued at $6.50 per share. Therefore, assuming no conversions, the Series A Convertible Preferred Stock will require cash dividends of $73,500 in 1999. The Series A Convertible Preferred Stock may be converted into shares of the Company's Common Stock at a conversion price of $6.50 per share.

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

          On June 17, 1999, the Company entered into a syndicated credit facility with Greentree Financial Servicing Corporation ("Green Tree") for a $30 million syndicated facility, which replaced its credit facility with Sanwa. The credit facility has a term of three years and bears interest up to 4.0% above the London Interbank Offered Rate ("LIBOR"). As in the facility it replaced, borrowings are secured by essentially all of the assets of the Company, including the stock and assets of the Company's subsidiaries. The amount available under the facility is based upon a specified percentage of eligible accounts receivable. The agreement contains various financial covenants, the most significant of which are based upon EBITDA, Interest Coverage Ratios, and Fixed Charge Coverage Ratios

          The Company's growth strategy includes the acquisition of existing advertising agencies. Although the Company currently has no specific acquisition plans or commitments, any future acquisitions may require material capital expenditures or commitments that could place significant constraints on future working capital. As a result, and to reduce both the immediate cash needs and the risk that the Company will significantly overpay for an acquisition, the Company has, and will, generally attempt to negotiate acquisitions that involve the payment of a portion of the total purchase price on a deferred basis based on the post-acquisition performance of the acquired operations. Additionally, the Company attempts to negotiate the payment of a portion of the acquisition price in the form of the issuance of shares of the Company's common stock, and will offer various forms of participation in the Company's Stock Option Plan to key employees as a means of creating an incentive for future performance.

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

          The F&K Agreement requires that the Company make additional purchase price payments on the first, second and third anniversaries of the acquisition. On January 15, 1999 the sellers received an additional cash payment of $1,125,000, and warrants for the purchase of 50,000 shares of the Company's common stock exercisable through December 31, 2001 at an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1,125,000 and will issue an additional 50,000 warrants, exercisable through December 31, 2002 at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3,250,000, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the actual commissions and fees of F&K for the three years ending December 31, 2000, from clients existing at the time of the acquisition. Concurrent with the acquisition of F&K, the Company entered into certain employment contracts with the three senior officers of F&K that provide for aggregate compensation of $4,950,000 over the next three years. See Item 11-Executive Compensation-Employment Contracts. Of that amount, $1,200,000 has been treated as a component of the purchase price. The Company currently anticipates that the cash payments required at December 31, 1999 and 2000 will be funded from the Sanwa credit facility.

          In May 1998, the Company acquired certain assets of Scaros and Casselman, Inc. ("S&C"), a Connecticut based advertising agency. Total consideration to be paid for this purchase is approximately $800,000. The operations of S&C have been merged into the New York office. The operations of S&C are not material to the consolidated results of operations.

          The Company believes that cash flows from operations, together with funds expected to be available under the Company's new credit facility with Green Tree, will be sufficient to meet the Company's cash needs for its existing business and any potential acquisitions over the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 1999, and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS No. 133 will not have a material affect on its financial statements.

YEAR 2000

          A significant portion of the Company's data processing is performed through the use of hardware and software supplied by an independent data processing service. The Company has been informed by the independent service that its systems are Year 2000 compliant. The Company has reviewed its remaining data processing functions and has determined that they are also Year 2000 compliant. In addition, a committee has been formed by the Company to monitor these systems as well as those of its suppliers. This committee, consisting of financial and data processing personnel of each of the Company's entities, meets weekly to assess the potential effect of the Year 2000 issue on its ability to perform data processing functions, as well as, obtain goods and services from its suppliers. The Committee has communicated with those third-party vendors it believes are critical to its operations, and has been informed that such vendors are either already Year 2000 compliant or that such vendors expect to be Year 2000 compliant by the end of the year. The Committee has also assessed the need for independent testing of its systems and those of its vendors and is in the process of developing a testing strategy and timeline. It is possible that the failure of one or more critical third-party vendors to complete any system upgrades, enhancements or modifications necessary to achieve Year 2000 readiness could have a material impact on the Company's operations. The committee is also in the process of developing, in the near future, a comprehensive contingency plan, which identifies the key systems and third parties and outlines a recovery program.

          The Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. The Company believes that a reasonable worst case scenario would involve the failures of significant third-party vendors, with which the Company has no direct data processing involvement, that could continue for more than several days and affect the Company's ability to provide services and media placements to its clients. The development of a contingency plan will be assessed on an ongoing basis based upon additional information received with regard to third parties' Year 2000 readiness. The Company relies upon the assurance of all third party vendors as to Year 2000 compliance.

OTHER

          Inflation has not had any material impact on the commissions and fees of the Company for the years ended December 31, 1996, 1997, or 1998.

          The Company does not utilize futures, options or other derivative financial instruments.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements contained under "Item 1. Description of Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Like virtually all commercial enterprises, the Company is exposed to the risk ("market risk") that the cash flows to be received or paid relating to certain financial instruments could change as the result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributable to all market risk sensitive financial instruments, including long term debt.

          The Company does not engage in trading activities and does not utilize interest rates swaps or other derivative financial instruments or buy and sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Green Tree credit facility which was entered into on June 17, 1999, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential effect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with Green Tree. This credit facility bears interest at specified spreads above the London Interbank Offered Rate ("LIBOR"). Based on the balance outstanding under the Sanwa credit facility at December 31, 1998, a hypothetical immediate and sustained increase of 1% in the LIBOR would have the affect of increasing the Company's interest payments by approximately $127,000 per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial statements are submitted in Item 14 of this Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The following set forth the executive officers and directors of the company:

  NAME                  Age                  Title
George Lois             67   Co-Chairman of the Board, Co-Chief Executive
                             Officer and  Director
Theodore Veru           71   Co-Chairman of the Board, Co-Chief Executive
                             Officer, President and Director
William Fogarty         66   Co-Chairman and Co-Chief Executive Officer of F&K
Edwin Holzer            65   Chairman and Chief Executive Officer of
                             Lois/EJL Chicago
Richard Klein           64   Co-Chairman and Co-Chief Executive Officer of F&K
Mike de Maio            45   Executive Vice President
Robert Stewart          43   Chief Financial Officer, Treasurer and Secretary
                             of the Company; Secretary and Executive Vice
                             President of F&K
John Hatsopoulos (1)(2) 64   Director
David DeBusschere(1)(2) 58   Director
Dennison Veru           38   Director

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

          DENNISON VERU became a Director of the Company in August 1994. Since November 1992, Mr. Veru has been associated with Awad & Associates, an investment management firm, and was appointed President of Awad & Associates in 1996. Prior to that time, he was Executive Vice President with Smith Barney Harris Upham from February 1990 to November 1992. From December 1984 to February 1990 he held various positions with Drexel Burnham Lambert, including Vice President. Dennison Veru is the son of Theodore Veru.

          WIILIAM FOGARTY is Co-Chief Executive Officer of F&K. Mr. Fogarty has been an officer of F&K since its formation in 1980. Mr. Fogarty was appointed Co-Chief Executive Officer in 1997 when the Company acquired F&K.

          EDWIN HOLZER is Chairman and Chief Executive Officer of Lois/EJL Chicago. He has served as President and Managing Director of Lois/USA Chicago since 1987 when the Company acquired the agency, and had held the same position with the agency under its control by Grey Advertising since 1971.

          RICHARD KLEIN is Co-Chief Executive Officer of F&K. Mr. Klein has been an officer of F&K since its formation in 1980. Mr. Klein was appointed Co-Chief Executive Officer in 1997 when the Company acquired F&K.

          MIKE DE MAIO is an Executive Vice President and is President of Lois/EJL Chicago. Mr. de Maio joined EJL as an account executive in the Chicago office and has been General Manager of EJL Chicago since 1984. He received his BA degree from Yale University in 1975 and a J.D. degree from DePaul University in 1978.

          ROBERT K. STEWART is an Executive Vice President and the Chief Financial Officer, Treasurer and Secretary of the Company, positions he has held since he joined the Company in 1992. Mr. Stewart became Secretary and Executive Vice President of F&K when the Company acquired F&K in 1997. He is a Certified Public Accountant and received his Masters of Business Administration degree from New York University.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION.

          The following table sets forth certain information for the years ended December 31 in each of 1996, 1997 and 1998 concerning compensation paid or accrued for the Co-Chief Executive Officers and to each of the other four most highly compensated executive officers of the Company serving at December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                              Annual Compensation
                                     --------------------------------------------------------------------
                                                                                        All Other
Name and Principal Position          Year           Salary             Bonus           Compensation (3)

George Lois                          1998          $450,000              -             $30,580(1)
Co-Chief Executive Officer           1997           347,917              -              30,580(1)
                                     1996           325,000              -              26,233(1)


Theodore Veru                        1998          $450,000              -             $71,600(1)
Co-Chief Executive                   1997           347,917              -              71,600(1)
Officer and President                1996           325,000              -              45,005(1)

Edwin Holzer                         1998           $300,000             -             $ 5,000(1)
Chief Executive Officer              1997            300,000            $75,000          8,501(1)
Lois/EJL Chicago, Inc.               1996            300,000             50,000         54,923(1)(2)

William Fogarty                      1998            450,000                            25,237(4)
Co-Chief Executive Officer
Fogarty & Klein, Inc.

Richard Klein                        1998            450,000                            24,657(4)
Co-Chief Executive Officer
Fogarty & Klein, Inc.

----------------------
(1)  In 1998 and 1997, insurance premiums paid on behalf of Messrs. Lois and
     Veru were $20,580 and $61,600, respectively, and in 1997 $3,501 on behalf of Mr. Holzer. In 1996, $21,233, $40,005, and $3,501, of insurance premiums paid by the Company on behalf of Messrs. Lois, Veru and Holzer, respectively, and $5,000 in medical expenses paid by the Company on behalf of each of Messrs. Lois, Veru and Holzer. In 1998, medical expenses on behalf of each of Messrs. Lois and Veru were $10,000 and $5,000 for Mr.
     Holzer.

(2)  Includes payments of $46,422 in 1996 pursuant to a plan created for Mr.
     Holzer.

(3) Other compensation consists of medical expenses, life insurance, matching contributions to 401(k) plans and car allowances paid on behalf of each individual.

(4)  Mr. Fogarty and Mr. Klein became Co-Chief Executive Officers of F&K on
     December 31, 1997 in connection with the Company's acquisition of F&K.

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

          As compensation for the services to be rendered under their employment agreements, Mr. Lois and Mr. Veru are each currently paid an annual base salary of $450,000, effective January 1, 1998. Under each agreement the Board of Directors is to review the employee's salary at least annually and the salary amounts may be increased at its discretion. Each of Messrs. Lois and Veru may receive an annual bonus to be determined by the Board of Directors based upon financial objectives set by the Board. Each employment agreement (i) includes a three-year non-competition provision and (ii) provides that, in the event of the employee's death, in addition to all compensation earned by the employee, the employee's beneficiary will receive monthly payments for one year thereafter totaling the employee's annual compensation at the rate in effect at the time of death. In addition, Mr. Lois is provided with limousine service or other ground transportation and Mr. Veru is provided with a car. The Board of Directors of the Company recently voted to extend the Company's employment agreements with Messrs. Veru and Lois to December 31, 2001.

          Edwin Holzer has entered into an employment agreement with Lois/USA Chicago effective as of January 1, 1995. The employment agreement currently expires on December 31, 1999. Lois/USA Chicago has the right to renew the agreement for additional one-year terms by giving Mr. Holzer written notice of its intention to renew not later than 120 days prior to the end of the initial term or any renewal term. Mr. Holzer is paid an annual base salary of $300,000. In addition, Mr. Holzer received compensation of $150,000 earned in three equal annual installments beginning January 1, 1995. Mr. Holzer may request an advancement of such $150,000 prior to it being earned. In the first year of the agreement, Mr. Holzer received an option to purchase a minimum of 5,000 shares of the Company's Common Stock at $6.00 per share, the initial offering price in the Company's 1995 offering. Mr. Holzer is entitled to receive an annual car allowance of $10,000, annual club membership dues of $3,000 and the annual cost of the Company's executive medical plan not to exceed $5,000 per annum. The employment agreement includes a two-year non-competition provision.

          In addition, as part of Mr. Holzer's compensation the Company created a plan only for Mr. Holzer's benefit under which payments totaling $185,686 vested in Mr. Holzer as of December 31, 1992. Under the plan, the Company paid Mr. Holzer four payments of $46,422 each, with the final annual installment under this plan paid in March 1996.

          Concurrent with the acquisition of EJL, the Company entered into five-year employment agreements with four of the senior EJL executives. These agreements provide for compensation of $325,000 per year, for Dean Laws and Dennis Coe, $300,000 per year for Mike de Maio, and $225,000 per year for Mike Waterkotte. The agreements are renewable upon the mutual agreement of the parties. Bonuses are discretionary and upon termination of the employment agreements with Messrs. Laws, Coe and de Maio each will enter into consulting agreements, which require minimum service to be provided, for a five year term, with compensation to each executive of $100,000 per year. Effective July 30, 1998 the employment agreement of Mr. Laws was terminated and he received a series of payments totaling $762,000 in settlement of such agreement. The employment agreement with Mr. Coe was terminated on January 31, 1999. Mr. Coe will receive a lump sum payment of $600,000 on or after March 31, 1999. This amount accrues interest at 10% from April 1, 1999 until the payment is made.

          Concurrent with the December 31, 1997 purchase of all the outstanding shares of F&K, the Company entered into employment agreements with three of F&K's senior executives. These agreements provide base compensation of $450,000 per year for each William H. Fogarty, Richard E. Klein and Thomas Monroe. The term of the agreements for each of Messrs. Fogarty and Klein is for a period of three years and the term of Mr. Monroe's agreement is for a period of five years. In addition to the base compensation, each of Messrs. Fogarty, Klein and Monroe is also eligible to participate in an annual bonus pool.

          Concurrent with the acquisition of Scaros & Casselman, Dean Scaros entered into a three year employment agreement terminating on May 14, 2001. Under such agreement, Mr. Scaros will receive a base salary of $300,000 and is eligible to receive an annual bonus based upon meeting certain profit goals.

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

          The Company also maintains the 401(k) Plan and a non-contributory profit sharing plan for the benefit of the former EJL employees. The Company, under the terms of the 401(k) Plan, is required to match 25% of employee contributions. These amounts vest over a six-year period. During 1996, 1997 and 1998, the amount of Company contributions were $98,737, $76,502 and $333,835, respectively. Management of the Company is currently in the process of combining the Lois and EJL plans.

STOCK OPTION PLAN FOR EXECUTIVE OFFICERS AND DIRECTORS

          The Company's 1994 Stock Option Plan for Executive Officers and Directors of Lois/USA Inc. (the "Stock Option Plan") was adopted by the Company's Board of Directors in December 1994. Initially, a total of 200,000 shares of Common Stock had been reserved for issuance under the Stock Option Plan. The amount was increased to 500,000 effective March 20, 1998 through a shareholders' vote. Options may be granted under the Stock Option Plan to executive officers of the Company or a subsidiary. As of March 12, 1999, 398,000 options are outstanding under the Stock Option Plan.

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

DIRECTORS' PLAN

          The Company's Non-Qualified Stock Option Plan for Non-Employee Directors (the "Directors' Plan") was adopted in December 1994. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the automatic one-time grant of non-qualified options to non-employee directors. Under the Directors' Plan, a non-qualified stock option to purchase 10,000 shares of Common Stock is automatically granted to each non-employee director of the Company, in a single grant effective as of January 3, 1995 (the date of consummation of the Company's Offering) or, if later, the time the director first joins the Board of Directors. The Directors' Plan authorizes grants of options up to an aggregate of 100,000 shares of Common Stock. The exercise price per share is the fair market value of the Company's Common Stock on the date on which the option is granted (the "Grant Date"), which equals $6.00 per share in the case of the initial grants to Mr. Hatsopoulos, Mr. DeBusschere and Mr. Dennison Veru. The options granted pursuant to the Directors' Plan vest at the rate of one-third each year from the date elected to the Board. Options granted pursuant to the Directors' Plan expire ten years from their Grant Date. The Directors' Plan is administered by the Compensation Committee. The Compensation Committee has the authority, subject to the terms of the Directors' Plan, to determine the appropriate adjustments in the event of a change in the Common Stock or the Company's capital structure, and to perform other administrative functions. The Director's Plan permits the exercise of options upon the occurrence of certain events and upon termination of a director's service as a director (other than for cause), without regard to the three year schedule described above, under circumstances similar to those provided in the Stock Option Plan. The Directors' Plan may be terminated, under circumstances similar to those provided in the Stock Option Plan.

          The following table shows the number of shares as to which options were granted in 1998 to each director or executive officer under the Stock Option Plan and the Directors' Plan:


                         OPTION/SAR GRANTS IN LAST FISCAL YEAR FROM 1994 STOCK OPTION PLAN
                                                                                                     Potential Realizable Value
                                                 Individual Grants                                   at Assumed Appreciation for
                         ---------------------------------------------------------------------               Option Term
                                                                                                --------------------------------
                          Number of           Percent of Total
                          Securities          Options/SARs           Exercise or
                          Underlying          Granted to             Base
                          Options/SARs        Employees in           Price          Expiration
Name                      Granted (#)         Fiscal Year            ($/SH)         Date               5% ($)          10%($)
-------------------       ---------------     ------------------     -------------  ------------       -------         ------
George Lois                 100,000              46.30%              $ 10.00        March 20,2008     $ 628,895      $ 1,457,845
Theodore Veru               100,000              46.30%              $ 10.00        March 20,2008     $ 628,895      $ 1,457,845
Mike DeMaio                   5,000               2.31%              $  8.25        January 16,2008   $  40,195      $    82,542


                             OPTION/SAR GRANTS IN LAST FISCAL YEAR FROM DIRECTORS PLAN

                                                                                                   Potential Realizable Value
                                                 Individual Grants                                 at Assumed Appreciation for
                           -----------------------------------------------------------                     Option Term
                                                                                                 -------------------------------
                           Number of            Percent of Total
                           Securities           Options/SARs          Exercise or
                           Underlying           Granted to            Base
                           Options/SARs         Employees in          Price       Expiration
Name                       Granted (#)          Fiscal Year           ($/SH)      Date                 5% ($)          10%($)
------------------         ---------------     ------------------    ------------ ------------        -----------      ----------

None Granted


          The following table illustrates stock option awards exercised or exercisable by the named executive officers during 1998 and the aggregate amounts realized by each such officer. The table also shows the aggregate number of unexercised options that were exercisable and unexercisable at December 31, 1998 which represents the positive difference between the market price of the Company's Common Stock and the exercise price of such options:



                          AGGREGATED OPTION FISCAL YEAR /SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION VALUES
                                                                                Number of                Value of
                                                                                Securities               Unexercised
                                                                                Underlying               in-the-
                                                                                Unexercised              Money
                                                                                Options at               Options at
                                                                                Fiscal                   Fiscal
                                                                                Year-End (#)             Year-End ($)
                               Shares Acquired                                  Exercisable/             Exercisable/
Name                            On Exercise (#)          Value Realized ($)     Unexercisable            Unexercisable (1)
-----                          ----------------          ------------------     ----------------         -------------------
George Lois                         0                      $ 0                   150,000/0                 275,000/0
Theodore D. Veru                    0                        0                   150,000/0                 275,000/0
Robert Stewart                      0                        0                     8,333/1,667              37,500/7,500
Edwin  Holzer                       0                        0                     6,667/3,333              25,000/5,000
Mike DeMaio                         0                        0                         0/5,000                  0/11,250


----------------------------

(1) Value at December 31, 1998 based upon the last reported trade of $10.50 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of March 17, 1999, (i) by each person who is known by the Company to own beneficially more than five percent of the Company's common stock, (ii) by each of the Company's current directors, (iii) by each of the executive officers named in the Summary Compensation Table above and (iv) by all current directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner is 40 West 57th Street, New York, New York.


                                       SHARES BENEFICIALLY OWNED

Name                                 Amount and Nature     Percent Of Class
                                     of Beneficial
                                     Ownership

George Lois                          1,026,951(1)(2)          35.19%
Theodore Veru                        1,037,926(1)(2)          35.56%
William Fogarty                         38,816(6)              1.33%
Edwin Holzer                            10,000(4)                 *
Richard Klein                           38,816(6)              1.33%
Mike de Maio                            37,588(2)(5)           1.29%
Robert Stewart                          11,463(2)(4)              *
David DeBusschere                       15,487(2)(3)              *
John Hatsopoulos                        15,000(3)                 *
Dennison Veru                           26,951(2)(3)              *

All directors and executive          2,258,998                77.40%
officers as group (10 persons)

------------------------------

*Less than 1%

(1) Includes 150,000 shares issuable upon exercise of options to purchase shares of Common Stock granted under the Stock Option Plan.
(2) In addition, Messrs. Lois, Veru, de Maio, Stewart, DeBusschere and Dennison Veru own (directly or beneficially) Series A Convertible Preferred Stock in the amount of 100, 150, 50, 75, 25, and 100 shares, respectively. Each share of Series A Convertible Preferred Stock is convertible into approximately 154 shares of Common Stock.
(3) Includes shares issuable upon exercise of options to purchase 15,000 shares of Common Stock granted under the Director's Plan.
(4) Includes shares issuable upon exercise of options to purchase 10,000 shares of Common Stock granted under the Stock Option Plan.
(5) Includes shares issuable upon exercise of option to purchase 5,000 shares of common stock granted under the Stock Option Plan.
(6) Includes shares issuable upon exercise of options to purchase 16,658 shares of common stock granted under the stock purchase agreement dated December 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

          (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:


                                    INDEX
                                                                    PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                            F-1

CONSOLIDATED BALANCE SHEETS                                         F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                               F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)                                                    F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-9 - F-22


          (a)(2) Exhibits. Reference is made to the Exhibit Index, which is found on pages of this form 10K.

          (b) Reports on Form 8-K.

1. Current Report on Form 8-K dated December 31, 1997, filed January 15, 1998, reporting that the Company had acquired all of the outstanding shares of F&K.

2. Current Report on Form 8-K dated December 31, 1997, filed March 16, 1998, reporting that the Company had acquired all outstanding shares of F&K, including pro forma consolidated financial statements as of December 31, 1997 and for the year ended December 31, 1997 giving effect to the acquisition by the Company of all outstanding shares of F&K and Audited combined and consolidated financial statements of F&K for the years ended December 31, 1995, 1996 and 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Lois/USA Inc.:

We have audited the accompanying consolidated balance sheets of Lois/USA Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lois/USA Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

New York, New York
March 31, 1999
(Except with respect to certain
matters discussed in Note 11,
as to which the
date is June 17, 1999)


                         LOIS/USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                                 (000'S OMITTED)

                             ASSETS                                     December 31,             December 31,
                                                                            1997                     1998
   CURRENT ASSETS:
   Cash and cash equivalents                                             $   3,218                 $   2,197
   Accounts receivable, net                                                 38,475                    40,839
   Expenditures billable to clients                                            764                     1,987
   Other current assets                                                        758                       592
                                                                        ------------              ------------
         TOTAL CURRENT ASSETS                                               43,215                    45,615
                                                                        ------------              ------------

   PROPERTY AND EQUIPMENT, AT COST:                                          4,503                     5,529
   Less-accumulated depreciation and amortization                           (2,470)                   (2,768)
                                                                        ------------              ------------
         NET PROPERTY AND EQUIPMENT                                          2,033                     2,761
                                                                        -----------               -----------

   OTHER ASSETS:
   Deferred financing costs, net                                               747                       466
   Goodwill, net                                                            23,816                    23,182
   Other assets                                                                451                       407
                                                                        ------------              ------------
         TOTAL OTHER ASSETS                                                 25,014                    24,055
                                                                        ------------              ------------
         Total assets                                                    $  70,262                 $  72,431
                                                                        ------------              ------------

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:
   Accounts payable                                                     $   48,789                 $  54,716
   Accrued expenses                                                          4,713                     5,427
   Bank loan                                                                 4,642                    12,684
   Advance billings                                                          1,787                        82
   Lease related reserves - current                                          1,622                       690
                                                                       -------------              -------------
        TOTAL CURRENT LIABILITIES                                           61,553                    73,599
                                                                       -------------              -------------

   OTHER LIABILITIES:
   Lease related reserves                                                    4,854                       633
   Deferred purchase price                                                   9,250                     9,123
                                                                        -------------             -------------
         TOTAL LIABILITIES                                                  75,657                    83,355
                                                                        -------------             -------------

   COMMITMENTS AND CONTINGENCIES

   REDEEMABLE PREFERRED STOCK                                                2,160                     2,060

   STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $.01 per share:  1,000,000 shares                -                         -
   authorized; no shares issued and outstanding
   Common stock, par value $.01 per share:                                      24                        24
   20,000,000 shares authorized; 2,439,861 and 2,476,251 issued and outstanding, respectively.
   Additional paid-in capital                                                5,537                     5,773
   Accumulated deficit                                                     (13,116)                  (18,781)
                                                                          ----------                ----------
         TOTAL STOCKHOLDERS' DEFICIT                                        (7,555)                  (12,984)
                                                                          -----------               ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 70,262                  $ 72,431
                                                                          ===========               ==========


 The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                     (000'S OMITTED, EXCEPT FOR SHARE DATA)

                                                                           1996            1997             1998
                                                                          ------          ----              ----
REVENUE:
Commissions and fees                                                    $  23,067      $  28,284         $  39,405
                                                                        ----------     ----------        ----------
   OPERATING EXPENSES:
   ------------------
   Salaries and related costs                                              16,218         19,143            26,507
   Unusual costs                                                            3,583            -                 747
   Client services                                                          1,934          2,578             3,464
   Rent and related charges                                                 1,702          1,686             2,114
   Amortization of goodwill                                                 1,032          1,044             1,386
   Depreciation and amortization                                              441            350               833
   Other operating expenses                                                 2,755          4,299             7,737
                                                                       -----------      ---------         ---------
         TOTAL OPERATING EXPENSES                                          27,665         29,100            42,788
                                                                       -----------      ---------         ---------

   OPERATING LOSS                                                          (4,598)          (816)           (3,383)

   NONOPERATING EXPENSES:
   ---------------------
   Interest, net                                                              232            170             1,761
   Amortization of deferred financing costs                                    87            398               281
                                                                      ------------    -----------       -----------
         TOTAL NONOPERATING EXPENSES                                          319            568             2,042
                                                                      ------------    -----------       -----------
   LOSS BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES                                                            (4,917)        (1,384)           (5,425)

   PROVISION (BENEFIT) FOR INCOME TAXES                                       307             (3)                2
                                                                      ------------    -----------       -----------
   NET LOSS                                                                (5,224)        (1,381)           (5,427)
                                                                      ------------    -----------       -----------
   PREFERRED STOCK DIVIDEND                                                   -              (21)              (79)
                                                                      ------------    -----------       -----------
   NET LOSS APPLICABLE TO COMMON STOCK                                 $   (5,224)     $  (1,402)        $  (5,506)
                                                                      ============    ===========       ===========

   LOSS PER SHARE - BASIC AND DILUTED                                  $    (2.09)     $    (.57)        $   (2.24)
                                                                      ============    ===========       ===========
    WEIGHTED AVERAGE NUMBER OF COMMON                                   2,496,928      2,439,259         2,455,550
    SHARES OUTSTANDING                                                ============    ===========       ===========


 The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (000'S OMITTED)

                                                   Common            Common        Additional
                                                   Stock             Stock         Paid-in          Accumulated
                                                   Shares           Par Value      Capital            Deficit            Total
                                                   ----------       ----------    ------------      -----------          ------

BALANCE, DECEMBER 31, 1995                         2,156              22             3,746            (6,454)            (2,686)

Issuance of common shares                            400               4             2,011               -                2,015

Net loss                                              -                -               -              (5,224)            (5,224)
                                                  --------          ---------       --------         -----------         ---------
BALANCE, DECEMBER 31, 1996                         2,556              26             5,757           (11,678)            (5,895)

EJL settlement - return of shares                   (189)             (2)             (863)              -                 (865)
Acquisition of Fogarty & Klein, Inc.
    Issuance of shares                                50               -               481               -                  481
    Issuance of warrants                               -               -               122               -                  122
    Shares issued for acquisition costs               23               -               164               -                  164
Net issuance costs                                     -               -              (161)              -                 (161)
Dividends on redeemable preferred stock                -               -                37               (57)               (20)
Net loss                                               -               -                -             (1,381)            (1,381)
                                                   ---------       -----------       ---------      ----------          ----------
BALANCE,  DECEMBER 31, 1997                        2,440              24             5,537           (13,116)            (7,555)

Preferred stock converted to common stock             15              -                100              (216)              (116)
Stock dividends on redeemable preferred stock         21              -                136               -                  136
Other                                                 -               -                 -                (22)               (22)
Net loss                                              -               -                 -             (5,427)            (5,427)

BALANCE, DECEMBER 31, 1998                         2,476           $  24            $5,773          $(18,781)          $(12,984)
                                                 ===========      ========          =========       ==========        ============


 The accompanying notes are an integral part of these consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (000'S OMITTED)

                                                                                1996                1997           1998
                                                                                -----               -----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (5,224)           $(1,381)        $  (5,427)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Present value interest on Deferred Purchase Price                             -                  140               603
     Depreciation and amortization                                                 441                350               859
     Loss on disposals of fixed assets                                             254                 41               118
     Amortization of deferred financing costs                                       87                398               281
     Bad debt expense                                                               60                127               692
     Amortization of goodwill                                                    1,032              1,044             1,386
     Deferred taxes                                                                 76                 -                 -
     Decrease in lease related reserves                                         (1,278)            (1,611)           (1,282)
     Office closure                                                                -                   -             (4,433)
     Other                                                                         -                  100                -
     (Increase) decrease in accounts receivable                                  7,653               (267)           (3,056)
     (Increase) decrease in expenditures billable to clients                       196              1,372            (1,223)
     (Increase) decrease in other current assets                                   528               (293)              142
     (Increase) decrease in other assets                                           (89)                -                 44
     Increase (decrease) in bank overdraft                                       2,865             (2,865)               -
     Increase (decrease) in accounts payable                                    (7,362)             3,879             5,927
     Increase (decrease) in accrued expenses                                    (1,174)               366               714
     Increase (decrease) in advanced billings                                    1,884             (1,459)           (1,705)
     Decrease in deferred payouts                                                  (46)              (250)             (619)
                                                                                ----------        ----------        ---------
         NET CASH USED IN OPERATING ACTIVITIES                                     (97)              (309)           (6,979)
                                                                                ----------        ----------        ---------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                     (185)              (268)           (1,705)
     Cash paid for acquisitions, net of cash acquired                           (1,888)              (399)             (300)
     Acquisition costs                                                            (347)              (618)               -
                                                                                ------------      -----------       ----------
         NET CASH USED IN INVESTING ACTIVITIES                                  (2,420)            (1,285)           (2,005)
                                                                                ------------      -----------       ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred dividends                                                            -                 (21)              (79)
     Cash paid for fees on secured credit agreement                                 -                (161)               -
     Proceeds from redeemable preferred stock                                       -               2,160                -
     Proceeds from borrowings under credit facility                              1,580              3,062             8,042
     Increase in deferred financing costs                                         (225)              (795)               -
                                                                                -----------       ---------        ------------
         Net cash provided by financing activities                               1,355              4,245             7,963
                                                                                -----------       ----------       ------------
         Net decrease in cash and cash equivalents                              (1,162)            (2,651)           (1,021)
                                                                                -----------       ----------       ------------
         CASH AND CASH EQUIVALENTS, beginning of year                            1,729                567             3,218
                                                                                ----------        ----------       ------------
         CASH AND CASH EQUIVALENTS, end of year                                 $  567            $ 3,218            $2,197
                                                                                ==========        ==========       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                  1996              1997              1998
                                                                                   ----              ----              ----
CASH PAID DURING THE PERIOD FOR:
Interest                                                                        $  297            $   110           $ 1,170
Income taxes                                                                       140                 37                 2


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

The Company is a full service advertising and marketing communications company operating on a national basis through four advertising agencies collectively having offices in New York, Chicago, Los Angeles, Houston, Austin and Dallas. In addition to the planning, creating and placement of advertising, the Company offers its clients a broad range of other marketing communication services, including marketing consultation, consumer market research, direct mail advertising, merchandising design and corporate identification services. The Company considers all of its operations to be one operating segment.

The Company's business operations are not seasonal; however, based upon individual client expenditures, significant quarter-to-quarter fluctuations in billings and net income may occur.

A key element of the Company's strategic plan is to evaluate, for acquisition, advertising agencies which would be complementary to the Company's current business activities. Financing for acquisitions will vary upon the economics of each situation, however, the Company's acquisition financing strategy is likely to include issuances of securities and deferred contingent payments as part of the purchase price. The ability to consummate future acquisitions may require material capital expenditures or commitments that could place significant constraints on future working capital. In addition, the bank credit agreement discussed in Note 5 contains covenants restricting the Company from making capital expenditures in excess of specified amounts. Furthermore, issuances of securities, either to finance or consummate acquisitions or to obtain operating working capital, could dilute existing shareholders.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

Cash includes cash on hand and in banks. The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The Company arranges for the placement of media with various providers. These providers bill the Company and the Company bills its clients. Accordingly, balances of accounts receivable and accounts payable will be disproportionate to the Company's revenue, which only includes commissions and fees derived from clients.

Included in net accounts receivable at December 31, 1997 and 1998 are allowances for uncollectible accounts of $1,087,000 and $1,562,000, respectively.

EXPENDITURES BILLABLE TO CLIENTS

Expenditures billable to clients represent unbilled external production costs on work in progress. Revenue is recognized when the project is completed and subsequently billed. Such amounts will be realized during the normal operating cycle of the Company through billing and collection.

INVESTMENTS

The Company has developed a concept known as Lois/USA Ventures which is made available to certain carefully selected clients that are at an early development stage, during which advertising would be strategically advantageous, but which lack sufficient cash resources to support the desired level of advertising and creative talent. The Company provides its creative services to such clients and receives an equity interest in the client as a component of its fee arrangement; clients are required to pay the Company cash for all out-of-pocket costs, including media and production costs. Equity investments are carried at their cost, which approximates market value, and are included in other current assets on the accompanying consolidated balance sheet. During 1997, the Company received options in two companies under this program. Such options were valued at $118,000, representing the value of the underlying stock over the exercise price at the date of grant. No such securities were received during 1998. The investment balances are $252,495 and $190,762 as of December 31, 1997 and 1998, respectively. There are no material unrealized holding gains or losses as of December 31, 1998.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation for both book and tax purposes is computed using the straight-line method over the estimated useful lives of the related assets ranging from 5 to 7 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, the Company reviews its recorded property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments. At the time of retirement or other disposition of properties, the cost and accumulated depreciation are removed from the accounts and gains and losses are reflected in income.

GOODWILL

Goodwill represents the excess of the acquisition cost over the fair value of the net tangible assets acquired. Goodwill recorded in connection with the acquisition of the Chicago office, EJL (see Note 3) and Fogarty & Klein, Inc. (see Note 2) is being amortized on a straight-line basis over 10 years, 20 years and 20 years, respectively. At December 31, 1997 and 1998, accumulated amortization of goodwill amounted to $2,662,000 and $ 4,048,000, respectively. Management periodically evaluates goodwill for impairment on the basis of a comparison of the undiscounted future estimated cash flows arising from the acquired business to the related unamortized goodwill.

DEFERRED FINANCING COSTS

Deferred financing costs at December 31, 1997 and 1998 represent financing costs incurred in connection with a credit facility obtained in October 1997, as discussed in Note 5. These costs are being amortized on a straight-line basis over three years. Prior to 1997, deferred financing costs represented financing costs incurred in connection with the acquisition of EJL. These costs were written off in 1997 when the new credit facility was obtained.

STOCK-BASED COMPENSATION

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, by which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, the Company discloses pro forma net income and net income per share information reflecting what the effect of applying SFAS No. 123 fair measurement to employee arrangements would be. See Note 7.

INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. In accordance with such standard, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

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

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In 1998, the Company had no client from whom revenues exceeded 10% of consolidated revenues. In the years ending December 31, 1996 and 1997, the Company had one client from whom revenues were 11.0% and 16.0% of consolidated revenues, respectively.

As of December 31, 1997 and 1996, the aggregate amounts due from clients which accounted for 10% or more of revenues in each applicable year and included in accounts receivable were $1,831,064, or 5% and $6,004,865, or 27%, respectively. Substantially all of these receivables have since been collected.

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

Basic earnings per share excludes any dilution for common stock equivalents and is computed on the basis of net income or loss, adjusted for the dividend requirement on the Company's Series A Convertible Preferred Stock, divided by the weighted average number of common shares outstanding during the relevant period.

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

CASH FLOWS

The following supplemental schedule summarizes the fair value of non-cash assets acquired, cash paid, common shares issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries for each of the three years ended December 31:

                                           1996           1997           1998
                                           ----           ----           ----
Fair value of non-cash assets acquired   $30,794        $ 18,681        $ 752
Cash paid, net of cash acquired           (2,235)           (399)        (300)
Common shares                             (2,015)         (2,500)          -
                                         --------       ----------      -------
Liabilities assumed                      $26,544        $ 15,782        $ 452
                                         ========       ==========      =======

OTHER ACQUISITIONS

In May 1998, the Company acquired certain assets of Scaros and Casselman, Inc. ("S&C"), a Connecticut based advertising agency. Total consideration to be paid for this purchase is approximately $800,000. The operations of S&C, which have been merged into the New York office, are not material to the consolidated results of operations.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the disclosure of a company's comprehensive income, such as unrealized gains and losses on investments and foreign currency translation adjustments, as a separate component of stockholders' equity. The Company recorded no material comprehensive income during the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 must be applied in the first quarter of fiscal years beginning after June 15, 1999, and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS No. 133 will not have a material affect on its financial statements.

FINANCIAL CONDITION

At December 31, 1998, the Company had a working capital deficit of $28,137,000, reflecting an increase of $9,799,000 from the December 31, 1997 working capital deficit caused principally by negative operating cash flows of $4,822,000 and capital and acquisition expenditures of $2,005,000. The Company has recently revised its credit agreement, as discussed in Note 11, and management believes it has sufficient working capital to continue to fund its operations. For additional information on liquidity and capital resources see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the accompanying Form 10(K).

2.       ACQUISITION OF FOGARTY & KLEIN, INC.

On December 31, 1997, the Company acquired all of the outstanding common stock of Fogarty & Klein, Inc. and its subsidiaries ("F&K"). The Company made an initial payment comprised of cash of $3,500,000, and issued 50,000 shares of the Company's common stock and warrants for the purchase of 39,000 shares of the Company's common stock, exercisable through December 31, 2000 at an exercise price of $10.00 per share.

The Stock Purchase Agreement for the F&K acquisition requires the Company to make additional purchase price payments on the first, second and third anniversaries of the acquisition. On January 15, 1999, the sellers received an additional cash payment of $1,125,000 and warrants for the purchase of 50,000 shares of the Company's common stock exercisable through December 31, 2001 at an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1,125,000 and to issue an additional 50,000 warrants, exercisable through December 31, 2002 at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3,250,000, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the actual commissions and fees of F&K for the three years ending December 31, 2000, from clients existing at the time of the acquisition. Concurrent with the acquisition of F&K, the Company entered into certain employment contracts with the three senior officers of F&K that provide for aggregate compensation of $4,950,000 over the next five years. Of that amount, $1,200,000 has been treated as a component of the purchase price. The Company also incurred transaction costs of $665,000 in connection with the transaction.

The acquisition has been accounted for as a purchase, with the amounts payable during 1998, 1999 and 2000 included in the determination of the purchase price at their present value (aggregating $5,827,000) and included in the consolidated balance sheet as Deferred Purchase Price. The aggregate purchase price, at its present value of $10,594,000 was allocated to the assets acquired and liabilities assumed based on their fair values, with the remainder of $8,244,000 recorded as goodwill. The goodwill recorded as a result of the acquisition of F&K is being amortized over 20 years. None of the goodwill recorded will be deductible for tax purposes; as a result, the Company's effective tax rate will be adversely impacted.

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

(In thousands except per share amounts)             1996             1997
                                             ---------------    -------------

Commissions and fees                              35,176            43,459
Net (loss) income                                 (3,745)              576
Net (loss) income per common share              $  (1.47)            $ .60


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

In May 1997, the Company and the Sellers agreed to revise the terms of the Original Agreement. Under the revised terms, the Sellers will receive a total of $9,646,000, comprised of (i) the $4,000,000 cash paid at the closing, (ii) cash payments of $811,000 made during fiscal 1996, (iii) $1,135,000 through the retention of 189,183 shares (of the total of 378,366 shares) of common stock issued to them through December 31, 1996 under the Original Agreement (the remaining 189,183 shares to be returned to the Company), and (iv) future cash payments totaling $3,700,000, payable $135,000 quarterly commencing June 1999 through March 2004 and then $50,000 quarterly commencing June 2004 through March 2009. The revised purchase price, with the future payments discounted at a rate of 6.5% per annum, is $8,612,000, which is $4,480,000 less than the purchase price recorded under the Original Agreement. The recording of the effects of the revisions of the terms of the acquisition, which is reflected in the Company's consolidated financial statements in the second quarter of fiscal 1997, had the effects, relative to December 31, 1996 amounts, of (i) reducing goodwill by $4,480,000, (ii) reducing the liability for the future payments by $3,345,000,
(iii) eliminating the $270,000 for redeemable common stock, and (iv) reducing stockholders' equity by $865,000. In connection with the revision of the terms of and the accounting for the acquisition, the Company accrued as a portion of the purchase price approximately $900,000 of future compensation payable under employment contracts with former EJL shareholders, and a liability of $1.9 million for unfavorable lease terms.

The Company closed the EJL Houston office as of December 31, 1996 due to the loss of that office's only client. Losses attributable to the Houston office in 1996 of $1.7 million, in addition to severance and other redundant costs associated with post combination operations, have been classified as Unusual Costs in the accompanying consolidated statement of operations.

During the third quarter of 1998, the former Los Angeles office of EJL was closed as a result of diminished client revenues (see Note 9).

The acquisition of EJL as of January 1, 1996 would not have had a material effect on the results of operations for the year ended December 31, 1996.


4.       PROPERTY AND EQUIPMENT

Fixed assets as of December 31, 1997 and 1998 are summarized as follows (000's omitted):


                                                1997                 1998
                                                ----                 ----
Equipment                                     $2,161               $1,721
Furniture and fixtures                           917                  592
Leasehold improvements                           869                1,098
Autos                                             47                   -
Computers                                        509                2,118
                                               -------             -------
                                               4,503                5,529
Less- Accumulated depreciation
and Amortization                               2,470                2,768
                                               -----                -----
                                              $2,033               $2,761
                                              ======               ======

5.       CREDIT FACILITIES

Concurrent with the Company's offering of common stock in January 1995 and the repayment of the subordinated loan, the Company entered into a $2 million reducing revolving credit facility (the "Reducing Revolving Credit Agreement") with Chase Manhattan Bank ("Chase"). Upon consummation of the offering, the Company borrowed $2 million under the Reducing Revolving Credit Agreement which, when added to the net proceeds of the offering enabled the Company to repay the subordinated loan. Amounts outstanding under the Reducing Revolving Credit Agreement bore interest at the highest rate determined with reference to one of several fluctuating rate bases. The 1995 and 1996 interest rates under the credit facility were 10% and 9.7%, respectively. The Reducing Revolving Credit Agreement contained certain affirmative and negative covenants customary in an agreement of this nature. The terms of the Reducing Revolving Credit Agreement prohibited the Company from paying dividends on its common stock, and borrowings under the Reducing Revolving Credit Agreement were secured by (a) all of the assets of the Company's operating subsidiaries, (b) a pledge of all shares of capital stock of the Company's operating subsidiaries held by the Company, (c) a pledge of all shares of the Company's capital stock held by Messrs. Lois and Veru, and (d) an assignment in favor of Chase of the key man life insurance policies on Mr. Lois (in an amount not less than $2 million) and Mr. Veru (in an amount not less than $1 million).

Concurrent with the acquisition of EJL in February 1996, Chase amended the January 1995 Reducing Revolving Credit Agreement to increase the facility to $3,833,000, extend the maturity date through June 30, 1999 and require quarterly amortization of $250,000 commencing March 31, 1996. The Company was also required to prepay amounts outstanding under the Reducing Revolving Credit Agreement equal to 100% of Excess Cash Flow (as defined in the Reducing Revolving Credit Agreement) up to $300,000 for any year and 50% of Excess Cash Flow above $300,000 for any year. At December 31, 1996, the balance outstanding under this agreement was $1,580,000 and an additional $1,253,000 was available. However, as a result of defaults with respect to other covenants in the agreement, at December 31, 1996 Chase had suspended the Company's right to obtain additional borrowings. Subsequent to December 31, 1996, the Company repaid all amounts outstanding under the Reducing Revolving Credit Agreement. In May 1997, Chase extended to the Company a new $2.5 million line of credit, to replace the Reducing Revolving Credit Agreement, having collateral terms essentially the same as those of the Reducing Revolving Credit Agreement.

In October 1997, the Company entered into a revolving credit facility with Sanwa Business Credit Corporation ("Sanwa") which provides for borrowings up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a term of three years, with borrowings bearing interest at 2.5% above the London Interbank Offered Rate ("LIBOR"). Borrowings are secured by essentially all of the assets of the Company, including the common shares and assets of the Company's subsidiaries. Upon the execution of the new facility, the Company borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Reducing Revolving Credit Agreement, as amended, which was then terminated. As of December 31, 1998, borrowings of $12,684,000 were outstanding and additional borrowings of $8,664,000 were available under the Sanwa facility.

There were approximately $268,000 in fees and expenses incurred in connection with the initial Reducing Revolving Credit Agreement. These costs were being amortized over the initial three-year period of the loan. Costs to extend the facility of approximately $175,000 and the unamortized fees from the initial loan were written off as of December 31, 1997.

6.         SERIES A PREFERRED STOCK

In May 1997, the Company raised additional capital of approximately $2.2 million through the private placement of 2,160 shares of Series A Convertible Preferred Stock. The Series A Preferred Stock is convertible by the holders thereof into shares of the Company's common stock, at a conversion price of $6.50 per share beginning September 16, 1997. During 1998, 100 shares of the Series A Convertible Preferred Stock were converted into 15,384 shares of common stock. The Company is required to redeem the Series A Preferred Stock, if not earlier converted or redeemed, for $1,000 per share on May 19, 2002. No shares were converted in 1997.

Dividends on the Series A Preferred Stock are payable quarterly at a rate of $25 per share. Holders of 1,375 shares of the Series A Preferred Stock elected to receive the first four dividend payments in the form of shares of the Company's common stock, valued at $6.50 per share.

7.       STOCK OPTION PLAN FOR EXECUTIVE OFFICERS AND DIRECTORS

The Company's 1994 Stock Option Plan for Executive Officers and Directors of Lois/USA (the "Stock Option Plan") was adopted by the Company's Board of Directors in December 1994. A total of 500,000 shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers of the Company or a subsidiary. As of March 12, 1999, 398,000 options have been granted under the Stock Option Plan.

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

The following sets forth the activity for the Stock Option Plan and the Directors' Plan for the years ended December 31, 1996, 1997 and 1998:

                                                                    Weighted
                                               Number                Average
                                                 of                Exercise
                                               shares                 Price
                                          ---------------       ---------------
Outstanding at December 31, 1995             40,000                  6.00

Granted                                     120,250                  6.00
Exercised                                      -                      -
Forfeited                                      -                      -
                                          ----------------     ----------------

Outstanding at December 31, 1996            160,250                 $6.00

Granted                                      26,750                  9.56
Exercised                                       -                     -
Forfeited                                     5,000                  6.00
                                          ----------------     ----------------

Outstanding at December 31, 1997            182,000                 $6.52

Granted                                     216,000                  9.91
Exercised                                       -                     -
Forfeited                                       -                     -
                                          ---------------      ----------------
Outstanding at December 31, 1998            398,000                  8.36
                                          ================     ================

Options exercisable at December 31, 1998    369,667                 $8.36
                                          ================     ================

The Company has adopted the disclosure only provisions of SFAS No. 123 (see Note
1) and is continuing to recognize compensation expense using the intrinsic value method under APB No. 25. Had compensation expense for the Company's stock options been recognized based on the fair market value at the grant date for awards, as determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                       (000's omitted, except
                                                            for share data)

                                      1998              1997            1996
                                      ----              ----            ----

Net Loss:  as reported              $(5,506)          $(1,381)        $ (5,224)
Net Loss:  pro forma                $(6,547)          $(1,506)        $ (5,625)
Net Loss
per Share: as reported              $ (2.24)          $  (.57)        $  (2.09)
Net Loss
per Share: pro forma                $ (2.67)          $  (.62)        $  (2.25)


This pro forma impact only takes into account options granted since January 1, 1995. The SFAS No. 123 fair value of each option granted was estimated on the date of grant using a number of factors that resulted in a net value of approximately 50% of the stock price on the grant date.

8.       COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Mr. Lois and Mr. Veru to serve as Co-Chairman of the Board/Chief Executive Officer and Co-Chairman of the Board/President/Chief Operating Officer/ Secretary, respectively. Each of the employment agreements, as amended in January 1996, expires on December 31, 2000 and provides for an option to renew the employment agreement for an additional five years at the discretion of the Board of Directors. Each employment agreement provides that upon termination of the agreement, other than for cause, the Company will enter into a consulting arrangement with Mr. Lois and Mr. Veru, as applicable, for a period of five years, pursuant to which each of Mr. Lois and Mr. Veru, for specific services to be rendered, would be paid 50% of his previous base salary. As compensation for services rendered under their employment agreements, Mr. Lois was paid an annual base salary of $325,000, $350,000 and $450,000 for 1996, 1997 and 1998, respectively, and Mr. Veru was paid an annual base salary of $325,000, $350,000 and $450,000 for 1996, 1997 and
1998, respectively.

On January 1, 1995, Lois/USA Chicago entered into an employment agreement with Edwin Holzer to serve as Managing Director. This agreement was amended March 1, 1996 to extend the expiration of this agreement to December 31, 1999. Lois/USA Chicago has the right to renew the agreement for additional one-year terms by giving Mr. Holzer written notice of its intention to renew not later than 120 days prior to the end of the initial term or any renewal term. Under this agreement, Mr. Holzer's annual base salary was to be $275,000, for the first three years, and $300,000, for the remaining two years. For 1997 and 1998 Mr. Holzer received a base salary of $300,000. In addition, Mr. Holzer received compensation in the amount of $150,000, which was originally recorded as a prepaid and is amortized as it is earned in three equal annual installments beginning January 1, 1995. Compensation expense relating to this additional compensation was $50,000 in 1995, 1996 and 1997. In addition, the Company created a deferred compensation plan for Mr. Holzer's benefit under which payments totaling $185,686 vested to Mr. Holzer as of December 31, 1992. Under the plan, the Company paid Mr. Holzer $46,422 on March 31, 1993, 1994, 1995 and 1996.

On January 1, 1995, the Company entered into an employment agreement with Robert Stewart to serve as Chief Financial Officer, Treasurer, Assistant Secretary and Executive Vice President. The original agreement was for a term of three years and, pursuant to provisions allowing the Company to renew the agreement for three year periods, has been extended to December 31, 2000. This agreement provides for an annual base salary of $200,000 per year.

Concurrent with the acquisition of EJL, the Company entered into five year employment agreements expiring February 13, 2001 with four executives of EJL. Pursuant to these agreements, Mr. Laws and Mr. Coe were to serve as Chairman of Lois/EJL Los Angeles, and President and Chief Executive Officer of Lois/EJL Los Angeles, respectively, and were to each receive a base salary of $325,000 per year. Michele de Maio serves as President of Lois/EJL Chicago and receives an annual base salary of $300,000. Upon expiration of these employment agreements, Mr. Laws, Mr. Coe, and Mr. de Maio shall enter into five year consulting agreements providing for payment of $100,000 per year. Effective July 30, 1998, the employment agreement of Mr. Laws was terminated and he received a series of payments totaling $762,000 in settlement of such agreement. The employment agreement with Mr. Coe was terminated on January 31, 1999. Mr. Coe will receive a lump sum payment of $600,000 on or after March 31, 1999. This amount accrues interest at 10% from April 1, 1999 until the payment is made. Concurrent with the acquisition of EJL, the Company also entered into an employment agreement with Michael Waterkotte to serve as Executive Vice President and Creative Director of Lois/EJL Chicago for an annual base salary of $215,000. At the discretion of the Board of Directors, this agreement may be extended for an additional agreed upon period if the Board notifies Mr. Waterkotte within 60 days of the expiration of the initial term or any renewal term.

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

Concurrent with the acquisition of Scaros & Casselman, Dean Scaros received a three year employment agreement terminating on May 14, 2001. Under such agreement, Mr. Scaros will receive a base salary of $300,000 and is eligible to receive an annual bonus based upon meeting certain profit goals.

LEASES

The Company has entered into noncancellable operating leases for office space in New York, Chicago, Los Angeles, Houston, Austin, San Antonio and Dallas. The following are the future minimum annual rental payments under those leases (000's omitted):

Years ending December 31:
1999                                               $     2,998
2000                                                     2,817
2001                                                     1,433
2002                                                       812
2003                                                       935
Thereafter                                               6,187
                                                   -----------
                                                   $    15,182


In connection with the acquisition of EJL (see Note 3), the Company recognized an acquisition date liability for excess space in Los Angeles and Chicago (net of anticipated sub-lease income) and for the excess of the lease cost for the Los Angeles lease over the then current fair market value. This liability was included on the accompanying consolidated balance sheet as of December 31, 1997 as lease related reserves. During 1998, the Company settled the remaining liability under the Los Angeles lease for total consideration of $370,000 and the remainder of the liability established at the acquisition of EJL was credited as a reduction of the charges resulting from the Los Angeles office closure (see Note 9).

DEFINED CONTRIBUTION PLANS

The Company is the sponsor of a 401(k) Profit Sharing Plan for employees, who were not associated with the EJL acquisition, which provides for deferred contributions by plan participants. The Company may, at its discretion, make contributions that match in whole or in part the participants' contributions. To date, no Company contributions have been made under this plan. In connection with the EJL acquisition, as discussed in Note 3, the Company also sponsors a 401(k) Defined Contribution Plan for former EJL employees that provides for deferred contributions by plan participants. The Company will match 25% of the employee contributions. This employer contribution, which vests over a six year period, was $98,737, $76,502 and $333,835 in 1996, 1997 and 1998, respectively.

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

9.         OFFICE CLOSURE - UNUSUAL COSTS

In the third quarter of fiscal 1998, the Company decided to close the Los Angeles office, which had been acquired in February 1996 as part of the acquisition of EJL. The decision was made after the Company concluded that client losses that began in the second half of fiscal 1997 were not being replaced at a rate necessary to support the expenses of that office. Those expenses included significant lease obligations, which, before making the decision to close the office, the Company determined through negotiations with the lessor could be reduced if the space was abandoned. The office was closed in September 1998. In connection with this action, the Company recorded charges totaling $3,292,000, comprised of $370,000 for the cost of the termination of the lease, $118,000 for the cost of furniture and fixtures surrendered to the lessor as part of the lease termination, $1,677,000 for severance costs for the employees of the office and $1,127,000 for other office closure costs, which charges were offset by the reversal of the $3,870,000 remaining of the liability for EJL's unfavorable Los Angeles lease the Company recorded at the time EJL was acquired and the reversal of the $563,000 remaining liability recorded for certain salary arrangements entered into in connection with the acquisition (see
Note 3 and Note 8).

Unusual Costs also includes $913,000 for the future lease costs related to the space in the Company's New York office which will become unused as the result of the reduction of employees in that office, $523,000 of other New York restructuring costs, $384,000 for the severance costs for reductions in the workforce in New York, which were completed in the first quarter of 1999 and $68,000 recorded in the fourth quarter of 1998 for the severance costs of reductions in the workforce in Chicago.

Unusual Costs in 1996 relate to the closure of EJL's Houston office. See Note 3.


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

The components of provision for income taxes for the years ended December 31, 1995, 1996 and 1997 are as follows (000's omitted):

                                          1996            1997            1998
                                  ---------------------------------------------
Current:
Federal                              $    -           $    -            $  -
State and local                         231               (3)             (2)
                                  ---------------------------------------------
Total current                           231               (3)             (2)
                                  ---------------------------------------------

Deferred:
Federal                                  -                -                -
State and local                          76               -                -
                                  ---------------------------------------------
Total deferred                           76               -                -
                                  ---------------------------------------------
Total                                $  307            $  (3)             (2)
                                  =============================================


The net deferred tax asset as of December 31, 1997 and 1998 consists of the following amounts (000's omitted):

                                                     1997            1998
                                              ---------------------------------

Net operating loss carryforwards                $ 2,932              $ 4,920
Bad debt reserve                                    360                  640
Lease related reserves                            2,008                  542
Severance accruals                                   41                   41
Valuation allowance                              (5,341)              (6,143)
                                                --------             ----------
Deferred tax asset                              $   -                 $   -
                                                ========             ==========

The valuation allowance was increased in 1996, 1997 and 1998 to fully reserve for the deferred tax assets, reflecting management's belief that the 1996, 1997 and 1998 losses and other factors made future realization of those assets not sufficiently assured. Certain additions to the deferred tax assets, and the valuation reserve, resulted from differences between the financial reporting and income tax bases of the assets acquired and liabilities assumed in the acquisition of EJL, and were recorded at the time of the acquisition.

Reconciliation of the differences between income taxes computed at the federal statutory rate and consolidated provisions for income taxes are as follows (000's omitted):

                                          1996            1997             1998
                                    -------------------------------------------

Income taxes (benefit) computed at      $(1,672)       $  (471)        $(1,845)
federal statutory rate of 34%
State taxes, net of federal benefit         231             37              25
Non-deductible goodwill amortization        387            392             532
Non-deductible costs                         50             51              62
Adjustments of prior year accruals and
other, including changes in the
valuation allowance                       1,311            (12)           1,228
                                          ------          -----          ------
Provision (benefit) for income taxes      $ 307           $ (3)          $    2
                                          =====           =====          =======


11.      SUBSEQUENT EVENTS

On June 17, 1999, the Company entered into a syndicated credit facility with Greentree Financial Servicing Corporation for a $30 million syndicated facility, which replaced its credit facility with Sanwa. The credit facility has a term of three years and bears interest up to 4.0% above LIBOR. As in the facility it replaced, borrowings are secured by essentially all of the assets of the Company, including the stock and assets of the Company's subsidiaries. The amount available under the facility is based upon a specified percentage of eligible accounts receivable. The agreement contains various financial covenants, the most significant of which are based upon EBITDA, Interest Coverage Ratios, and Fixed Charge Coverage Ratios.

                                  LOIS/USA INC.
                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


The following table sets forth a summary of the unaudited quarterly results of operations for the two years ended December 31, 1998 and 1997, in thousands of dollars except for per share amounts.


                                             First             Second           Third          Fourth
Commissions & Fees
    1998...........................         $ 9,645           $ 10,650         $ 8,642        $ 10,468
    1997...........................           7,690              8,210           6,844           5,540

Income before Income Taxes
    1998...........................          (1,424)              (675)            115          (3,441)
    1997...........................             477                809            (111)         (2,559)

Income Taxes
    1998...........................               2                 -                1              (1)
    1997...........................              34                 -                3             (40)

Net Income
    1998...........................          (1,426)              (675)            114          (3,440)
    1997...........................             443                809            (114)         (2,519)

Basic and Diluted Earnings
Per Share
    1998...........................           (0.61)             (0.30)           0.02           (1.35)
    1997...........................            0.17               0.32           (0.07)          (0.99)

                                  LOIS/USA INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                   Additions         Deductions
                                 Balance at       Charged to         Removal of            Balance
                                Beginning of      Costs and         Uncollected             at End
           Description             Period          Expenses         Unreceivables(1)      of Period
           -----------          ------------      -----------       ----------------      ---------

Valuation accounts
 deducted from assets to
 which they apply-
 allowance for doubtful
 accounts
December 31, 1998                  1,087              607                  132              1,562
December 31, 1997                    823               87                 (177)             1,087
December 31, 1996                    413               67                 (343)               823


(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $604 and $310 in 1997 and 1996, respectively.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LOIS/USA INC.

                                       By:  /s/ Theodore D. Veru
                                            ________________________
                                            Theodore D. Veru
                                            CO-CHAIRMAN OF THE BOARD,
                                            CO-CHIEF EXECUTIVE OFFICER AND
                                            PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  SIGNATURE                      Title                             Date

/s/ George Lois               Co-Chairman of the Board,          June 25, 1999
----------------------        Co-Chief Executive  Officer and
George Lois                   Director


/s/ Theodore D. Veru          Co-Chairman of the Board,          June 25, 1999
----------------------        Co-Chief Executive  Officer
Theodore D. Veru              President, and Director


/s/ Robert K. Stewart         Executive Vice President,          June 25, 1999
----------------------        Chief Financial Officer,
Robert K. Stewart             Treasurer and Secretary
                              (Principal Financial Officer
                              and Principal Accounting
                              Officer)


/s/ John N. Hatsopoulos       Director                           June 25, 1999
-----------------------
John N. Hatsopoulos


/s/ David DeBusschere         Director                           June 25, 1999
-----------------------
David DeBusschere


/s/ Dennison T. Veru          Director                           June 25, 1999
-----------------------
Dennison T. Veru

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

10.19     Letter dated July 22, 1993 to the Company from the XNBA.

10.20 Employment Agreement dated December 18, 1991, between the Company and George Lois.

10.21 Employment Agreement dated December 18, 1991, between the Company and Theodore D. Veru.

10.22 Letter Agreement dated December 9, 1994 among Lois/USA, Sands Brothers and Trigger Associates.

H10.23 Loan and Security Agreement dated as of June 17, 1999 by and among ZYX Inc. (formerly Lois/USA West, Inc.), Lois/USA Chicago, Inc., Lois/USA New York, Inc., Fogarty Klein, Inc., Year 2K Communications, Inc., the Lenders named therein and Green Tree Financial Servicing Corporation (the "Loan and Security Agreement").

Z10.24 Pledge Agreement dated as of June 17, 1999 between Lois/USA Inc., as pledgor, and Green Tree Financial Servicing Corporation, as agent for the lenders under the Loan and Security Agreement.

Z10.25 Guaranty dated as of June 17, 1999 by Lois/USA Inc. in favor of Green Tree Financial Servicing Corporation, as agent for the lenders under the Loan and Security Agreement.

21.1      List of subsidiaries.


 -----------------------

* Incorporated by reference herein from the Company's Amended Current Report on Form 8-K 1A, dated as of February 12, 1996.

+ Incorporated by reference herein from the Company's Current Report on Form 8-K, dated December 31, 1997.

H Incorporated by reference herein from the Company's Current Report on Form 8-K, dated June 21, 1999.

# Incorporated by reference herein from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Z    Attached an exhibit hereto.