Form 10-Q
period 1999-03-31
LOIS/USA INC
filed 1999-07-01
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1999

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number: 33-83894-NY

                                  LOIS/USA INC.
             (Exact name of Registrant as Specified in Its Charter)


        DELAWARE                                                13-3441962
(State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

                  40 WEST 57TH STREET, NEW YORK, NEW YORK 10019
                    (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:    (212) 373-4700

                                       N/A
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

          Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___ No _X_

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,486,217 SHARES AS OF MAY 14,1999.

PART I-FINANCIAL INFORMATION                                          Page
                                                                     Number
Item 1.    Financial Statements

           Consolidated Balance Sheets as of
            December 31, 1998 and
            March 31, 1999.................................            F-1

            Consolidated Statements of Operations for the
             Three Months Ended March 31, 1998
             and 1999......................................            F-2

            Consolidated Statements of Changes In
             Stockholders' Equity (Deficit) For the Three
             Months Ended March 31, 1999....................           F-3

            Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 1998
             and 1999........................................          F-4

            Notes to Consolidated Financial Statements                 F-5

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.......................................         F-8

PART II-OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security
             Holders..........................................          F-11

Item 6.     Exhibits and Reports on Form 8-K....................        F-12

SIGNATURE.......................................................        F-13

                         LOIS/USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000'S OMITTED)

                                                 December 31,         March 31,
ASSETS                                              1998               1999
------                                                              (Unaudited)
                                                 ------------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                     $  2,197          $     796
    Accounts receivable, net                        40,839             35,304
    Expenditures billable to clients                 1,987              1,417
    Other current assets                               592                723
                                                 ---------          ----------
             Total current assets                   45,615             38,240
                                                 ---------          ----------

  PROPERTY AND EQUIPMENT, at cost                    5,529              5,647
    Less-Accumulated depreciation and               (2,768)            (2,930)
      amortization                               ----------         -----------

             Net property and equipment              2,761              2,717
                                                 ----------         -----------
OTHER ASSETS:

    Deferred financing costs                           466                395
    Goodwill                                        23,182             22,830
    Other assets                                       407                222
                                                 ----------          ----------
             Total other assets                     24,055             23,447
                                                 ----------          ----------
             Total assets                          $72,431            $64,404
                                                 ==========          ==========


 LIABILITIES AND STOCKHOLDERS'                   December 31,        March 31,
 EQUITY (DEFICIT)                                  1998                 1999
                                                                    (Unaudited)
                                                 --------------   --------------
 CURRENT LIABILITIES:
     Accounts payable                             $ 54,716          $  50,022
     Accrued expenses and other current
       liabilities                                   5,427              3,869
     Bank loans                                     12,684             13,012
     Advanced billings                                  82                -
     Lease related reserves                            690                690
                                                 -----------         ---------
             Total current liabilities              73,599             67,593
                                                 -----------         ---------

OTHER LIABILITIES
    Lease related reserves                             633                461
    Deferred purchase price                          9,123              7,825
                                                 ------------       ----------
             Total other liabilities                 9,756              8,286
                                                 ------------       ----------
                  Total liabilities                 83,355             75,879
                                                 -------------      ----------

REDEEMABLE PREFERRED STOCK                           2,060              2,060


STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $.01 per share:
  1,000,000 shares authorized; no shares
  issued and outstanding

Common stock, par value $.01 per share:
 20,000,000 shares authorized; 2,476,251 shares
  and 2,481,474 shares issued and outstanding           24                 24
Additional paid-in capital                           5,773              5,807
Accumulated deficit                                (18,781)           (19,366)
                                                -----------           --------
         Total stockholder's equity (deficit)      (12,984)           (13,535)
                                                -----------           ----------
Total liabilities and stockholders'
   equity (deficit)                                $72,431            $64,404
                                                ============          =========


The accompanying notes are an integral part of these consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                   (UNAUDITED)

              (000'S OMITTED, EXCEPT FOR PER SHARE AND SHARE DATA)

INCOME:                                          1998                 1999
                                                 ----                 ----
     Commissions and fees                     $  9,645             $  8,170
                                             ------------        ------------

OPERATING EXPENSES:
     Salaries and related costs, net             7,026                6,084
     Other operating expenses                    3,122                1,575
     Amortization and depreciation                 532                  514
                                             -------------       ------------

           Total operating expenses             10,680                8,173
                                             -------------       ------------
OPERATING INCOME(LOSS)                          (1,035)                  (3)

NONOPERATING EXPENSES:
     Interest, net                                 319                  460
     Amortization of deferred financing costs       70                   71
                                             --------------      ------------
           Total nonoperating expenses             389                  531
                                             --------------      -------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                               (1,424)               (534)

PROVISION FOR INCOME TAXES                           2                   1
                                             --------------      -------------

NET INCOME (LOSS)                               (1,426)               (535)

PREFERRED STOCK
     DIVIDEND REQUIREMENT                          (54)                (18)
                                             -------------      --------------

NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK                         $  (1,480)          $    (553)
                                             =============      ==============

EARNINGS (LOSS) PER SHARE -
     BASIC and DILUTED                       $    (.61)          $    (.22)
                                             =============      ==============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING               2,444,320           2,480,662
                                             =============      ==============


         The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                            (Unaudited 000's omitted)

                                                        Common         Common          Additional
                                                         Stock        Stock Par         Paid-in        Accumulated
                                                        Shares         Value            Capital         Deficit         Total

BALANCE, January 1, 1999                                 2,476          $24             $5,773         $(18,781)       $(12,984)

Common stock issued for dividends on redeemable
preferred stock                                              5           -                  34            -                  34

Preferred stock cash dividend                                -           -                   -              (50)            (50)

Net income(loss)                                             -           -                   -              (535)          (535)
                                                       ---------      -------        -----------      -----------       --------
BALANCE, March 31, 1999                                  2,481         $ 24            $ 5,807          $(19,366)       (13,535)
                                                       =========      =======        ===========      ===========       ========


  The accompanying notes are an integral part of these consolidated statements

                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)
                                 (000'S OMITTED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                    1998                    1999
                                                                         ----                    ----
Net income(loss)                                                        $(1,426)                $(535)
Adjustments to reconcile net income to net cash used in
operating activities:
Present value interest on deferred purchase price                           150                   128
Depreciation and amortization                                               193                   162
Amortization of goodwill                                                    339                   352
Amortization of deferred financing costs                                     70                    71
(Increase) decrease in accounts receivable                               (8,910)                5,535
(Increase) decrease in expenditures billable to clients                  (2,034)                  570
(Increase) decrease in other current assets                                   4                  (131)
(Increase) decrease in other assets                                          94                   185
Increase (decrease) in accounts payable                                   6,486                (4,694)
Decrease in accrued expenses and other current liabilities               (3,536)               (1,558)
Decrease in advanced billings                                              (997)                  (82)
Decrease in lease related reserves                                         (404)                 (172)
Decrease in deferred payouts                                               (163)                  (99)
                                                                       ----------             ----------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                    (10,134)                 (268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition                                                   -                  (1,325)
Purchase of fixed assets                                                   (592)                 (118)
                                                                      ----------              ----------
NET CASH USED IN INVESTING ACTIVITIES                                      (592)               (1,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for preferred dividends                                           (20)                  (18)
Proceeds of credit facility                                              39,724                55,865
Repayment of credit facility                                            (32,062)              (55,537)
                                                                      -----------             ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                7,642                    310
                                                                      -----------             ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (3,084)                (1,401)

CASH AND CASH EQUIVALENTS, beginning of period                           3,218                  2,197
                                                                      -----------             ----------

CASH AND CASH EQUIVALENTS, end of period                                  $134                   $796
                                                                          ====                   ====

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                  $170                   $333
Income taxes                                                              $  2                   $  1


  The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Lois/USA, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1998.

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

The F&K Agreement calls for the Company to make additional purchase price payments on the first, second and third anniversaries of the acquisition. On January 15, 1999, the stockholders of F&K received a cash payment of $1,125,000 and warrants for the purchase of 50,000 shares of the Company's Common Stock exercisable through December 31, 2001 at an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1,125,000 and to issue an additional 50,000 warrants, exercisable through December 31, 2002 at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3,250,000, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the aggregate actual fees and commissions of F&K for the three years ending on December 31, 2000, from clients existing at the time of the acquisition. Concurrent with the acquisition of F&K, the Company entered into certain employment contracts with the three senior officers of F&K providing for aggregate compensation of $4,950,000 to be paid over the next five years. Of that amount, $1,200,000 has been treated as a component of the purchase price of the F&K acquisition. The Company incurred transaction costs of $665,000 in connection with the transaction. The acquisition has been accounted for as a purchase, with the amounts payable during 1998, 1999 and 2000 included in the determination of the purchase price at their present value (aggregating $5,827,000) and included in the consolidated balance sheet as Deferred Purchase Price.

3.       ACQUISITION OF EISAMAN, JOHNS & LAWS ADVERTISING, INC.

On February 12, 1996, Lois/USA acquired all of the outstanding shares of Eisaman, Johns & Laws Advertising, Inc. ("EJL"), a national advertising agency established in 1959, with its principal advertising offices in Los Angeles, Chicago, Houston and Detroit.

In May 1997, the Company and the Sellers agreed to revise the terms of the acquisition. Under the revised terms, the Sellers will receive a total of $9,646,000, comprised of (i) the $4,000,000 in cash paid at the closing, (ii) cash payments of $811,000 made during fiscal 1996, (iii) $1,135,000 through the retention of 189,183 shares (of the total of 378,366 shares) of Common Stock issued to the Sellers through December 31, 1996 under the original agreement (the remaining 189,183 shares to be returned to the Company), and (iv) future cash payments totaling $3,700,000, payable $135,000 quarterly commencing June 1999 through March 2004 and then $50,000 quarterly commencing June 2004 through March 2009. The revised purchase price, with the future payments discounted at a rate of 6.5% per annum, was $8,612,000.

In the third quarter of fiscal 1998, the Company decided to close the Los Angeles office, which had been acquired as part of the acquisition of EJL. The decision was made after the Company concluded that client losses that began in the second half of fiscal 1997 were not being replaced at a rate necessary to support the expenses of that office. Those expenses included significant lease obligations, which, before making the decision to close the office, the Company determined through negotiations with the lessor could be reduced if the space was abandoned. The office was closed in September 1998. In connection with this action, the Company recorded charges totaling $3,292,000, comprised of $370,000 for the cost of the termination of the lease, $118,000 for the cost of furniture and fixtures surrendered to the lessor as part of the lease termination, $1,677,000 for severance costs for the employees of the office and $1,127,000 for other office closure costs, which charges were offset by the reversal of the $3,870,000 remaining of the liability for EJL's unfavorable Los Angeles lease the Company recorded at the time EJL was acquired and the reversal of the $563,000 remaining liability recorded for certain salary arrangements entered into in connection with the acquisition.

4.       REDUCING REVOLVING CREDIT FACILITY

Until June 17, 1999, the Company had a revolving credit facility with Sanwa Business Credit Corporation ("Sanwa") which provided for borrowings of up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility has a term of three years (expiring October 2000), with borrowings bearing interest at 2.5% above the London Interbank Offered Rate ("LIBOR"). Borrowings are secured by essentially all of the assets of the Company, including the common shares and assets of the Company's subsidiaries.

There were approximately $268,000 in fees and expenses incurred in connection with the initial Reducing Revolving Credit Agreement. These costs were being amortized over the initial three-year period of the loan.

On June 17, 1999, the Company entered into a syndicated credit facility with Green Tree Financial Servicing Corporation ("Green Tree") for a $30 million syndicated facility, which replaced its credit facility with Sanwa. The credit facility has a term of three years and bears interest up to 4.0% above LIBOR. As in the facility it replaced, borrowings are secured by essentially all of the assets of the Company, including the stock and assets of the Company's subsidiaries. The amount available under the facility is based upon a specified percentage of eligible accounts receivable. The Agreement contains various financial covenants, the most significant of which are based upon EBITDA, Interest Coverage Ratios and Fixed Charge Coverage Ratios.

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

                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

Revenues for the three months ended March 31, 1999 were $8,170,000, as compared to $9,645,000 for the first quarter of fiscal 1998. The decline of $1,475,000 or 15.3% was due to the closure of the Los Angeles office, and due to the restructuring of the New York office, which included steps to eliminate unprofitable client engagements and related costs.

Operating expenses declined to $8,173,000 for the first quarter of fiscal 1999, from $10,680,000 for the three months ended March 31, 1998. Salaries and related costs were $6,084,000 or 74.5% of revenues for the 1999 period, as compared to $7,026,000 or 72.8% of revenues for the three months ended March 31, 1998. The closure of the Los Angeles office and the personnel reductions made as a part of the New York office restructuring allowed the Company to reduce these costs in line with the decline in revenues. Other operating expenses declined to $1,575,000 for the first quarter of fiscal 1999 from $3,122,000 for the three months ended March 31, 1998. As a percentage of revenues, other operating expenses declined to 19.3% from 32.4%, and this reduction was the principle cause in the improvement in the Company's operating results. The principal reductions were in office services and related costs due to the closing of the Los Angeles office and restructuring of the New York office.

For the first three months ended March 31, 1999, the Company had an operating loss of $3,000, as compared to an operating loss of $1,035,000 for the first quarter of fiscal 1998. The net loss for the three months ended March 31, 1999 was $535,000 or .22 per share, as compared to the net loss of $1,426,000, or $0.61 per share, for the three months ended March 31, 1998. Both the operating loss and net loss were lower in the fiscal 1999 period, despite a decline in revenues, as a result of cost reductions accomplished by the closure of the Los Angeles office in the third quarter of fiscal 1998 and restructuring steps implemented in the New York office in the fourth quarter of fiscal 1998.

Interest expense increased to $460,000 for the first quarter of fiscal 1999, from $319,000 in the comparable 1998 period, as the result of higher outstanding borrowings.

The provision for income taxes decreased from $2,000 for the first quarter of fiscal 1998 to $1,000 for the first quarter of fiscal 1999. No benefit was recorded for the Company's loss in 1998 and 1999. Approximately $12,000,000 of net operating loss carryforwards are available to offset future taxable income.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had a working capital deficit of $29,353,000, reflecting an increase in the working capital deficit of $1,369,000 from December 31, 1998. The Company's working capital deficit increased as the result of negative operating cash flows of $268,000 and the use of bank credit facility borrowings to make payments related to its fiscal 1997 acquisition of F&K of $1,325,000 during the first quarter of 1998.

The Company's negative operating cash flows for the three months ended March 31, 1999 reflect the net loss of $535,000, non-cash charges totaling $713,000, cash inflows from decreases in accounts receivable and expenditures billable to clients and cash outflows for decreases in accounts payable and accrued expenses. Accounts receivable and expenditures billable to clients decreased by a total of $6,105,000, reflecting both the decline in revenues and seasonal reduction in advertising expenditures by clients. Accounts payable, which includes the liabilities to the media providers, decreased by $4,694,000. The smaller decrease in accounts payable as compared to accounts receivable and expenditures billable to clients reflects the Company's acceleration, in late 1998, of payments to media providers, relative to its receipt of payment from the clients, to maintain good relationships with those media providers. Accrued expenses declined due to the payment of restructuring costs accrued in 1998.

The Company acquired EJL in February 1996. Under the acquisition agreement, as revised in May 1997, the total purchase price was $9.6 million, of which $5.9 million has been paid through December 31, 1998 through cash payments of $4.8 million and the issuance of 189,183 shares of Common Stock. The remaining $3.7 million will be paid in cash in varying monthly installments from June 1999 through March 2009. The Company presently anticipated funding these payments from borrowings under its bank credit facility.

On December 31, 1997, the Company acquired all of the outstanding common stock of F&K. The aggregate purchase price was $10.8 million. The Company made an initial payment of $4,103,000, comprised of a cash payment of $3,500,000, and the issuance of 50,000 shares of the Company's Common Stock and warrants for the purchase of 39,000 shares of the Company's Common Stock, exercisable through December 31, 2000 at an exercise price of $10.00 per share. The F&K Agreement requires that the Company make additional purchase price payments on the first, second and third anniversaries of the acquisition. On January 15, 1999, the sellers received a cash payment of $1,125,000, and warrants for the purchase of 50,000 shares of the Company's Common Stock exercisable through December 31, 2001 at an exercise price of $11.00 per share. On December 31, 1999, the Company is required to make a cash payment of $1,125,000 and to issue an additional 50,000 warrants, exercisable through December 31, 2002 at an exercise price of $12.25 per share. Finally, on December 31, 2000, the Company must make a final cash payment of $3,250,000, which may be increased or decreased by up to $450,000 for 15% of the difference between $42 million and the actual commissions and fees of F&K for the three years ending December 31, 2000, from clients existing at the time of the acquisition. The Company currently anticipates that the cash payments required at December 31, 1999 and 2000 will be funded from its bank credit facility.

In October 1997, the Company entered into a revolving credit facility with Sanwa that provided for borrowings of up to $25 million based on a specified percentage of eligible accounts receivable. The Sanwa credit facility had a three-year term, with borrowings bearing interest at 2.5% above LIBOR. Borrowings were secured by essentially all of the assets of the Company, including the common stock and assets of the Company's subsidiaries. The Company initially borrowed approximately $2.5 million, which was used to repay amounts outstanding under the Chase Reducing Revolving Credit Agreement, which was terminated. As of March 31, 1999, borrowings of $13,012,000 were outstanding under the Sanwa facility as the result of borrowings the Company had used to fund its operating losses and the payments due under the F&K acquisition agreement. Unused borrowings of $11,988,000 are available at March 31, 1999.

          On June 17, 1999, the Company entered into a syndicated credit facility with Green Tree for a $30 million syndicated facility, which replaced its credit facility with Sanwa. The credit facility has a term of three years and bears interest up to 4.0% above the LIBOR. As in the facility it replaced, borrowings are secured by essentially all of the assets of the Company, including the stock and assets of the Company's subsidiaries. The amount available under the facility is based upon a specified percentage of eligible accounts receivable. The agreement contains various financial covenants, the most significant of which are based upon EBITDA, Interest Coverage Ratios and Fixed Charge Coverage Ratios.

The Company's growth strategy includes the acquisition of existing advertising agencies. Such future acquisitions may require material capital expenditures or commitments that could place significant constraints on future working capital. As a result, and to reduce both the immediate cash needs and the risk that the Company will significantly overpay for an acquisition, the Company has, and will, generally attempt to negotiate acquisitions that involve the payment of a portion of the total purchase price on a deferred basis based on the post-acquisition performance of the acquired operations. Additionally, the Company attempts to negotiate the payment of a portion of the acquisition price in the form of the issuance of shares of the Company's Common Stock, and will offer various forms of participation in the Company's Stock Option Plan to key employees as a means of creating an incentive for future performance.

The Company believes that cash flows from operations, together with funds available under the Company's credit facility with Greentree will be sufficient to meet the Company's cash needs for its existing business, its debt obligation, the payments due under the F&K and EJL acquisition agreements and any potential acquisitions over the next twelve months.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's Stockholders has not been held.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         (i) Current Report on Form 8-K dated June 21, 1999 filed June 22, 1999.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   LOIS/USA INC.


Date: June ___, 1998               By /s/ ROBERT K. STEWART
                                     ------------------------------
                                          ROBERT K. STEWART
                                          Executive Vice President
                                          Chief Financial and
                                          Accounting Officer