Form 10-Q
period 1999-06-30
LOIS/USA INC
filed 1999-08-16
CIK 930004

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1999

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number: 33-83894-NY

                                  LOIS/USA INC.
    -----------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


     DELAWARE                                                 13-3441962
--------------------------------                          ---------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                  40 WEST 57TH STREET, NEW YORK, NEW YORK 10019
                    (Address of Principal Executive Offices)

                                       N/A
     -----------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

          Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No ___

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

Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,490,960 SHARES AS OF AUGUST 13,1999.

PART I-FINANCIAL INFORMATION                                             PAGE
                                                                         NUMBER
Item 1.      Financial Statements

             Consolidated Balance Sheets as of
               December 31, 1998 and
               June 30, 1999.............................................. F-1

             Consolidated Statements of Operations for the
               Six Months Ended June 30, 1998
               and 1999................................................... F-2

             Consolidated Statements of Operations for the
               Three Months Ended June 30, 1998
               and 1999................................................... F-3

             Consolidated Statements of Changes In
               Stockholders' Equity (Deficit) For the Six
               Months Ended June 30, 1999................................. F-4

             Consolidated Statements of Cash Flows for
               the Six Months Ended June 30, 1998
               and 1999................................................... F-5

             Notes to Consolidated Financial Statements................... F-6

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................. F-8

PART II-OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security
               Holders.................................................... F-11

Item 6.      Exhibits and Reports on Form 8-K............................. F-12

SIGNATURE................................................................. F-13

                                 LOIS/USA INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                           (000'S OMITTED)


                                                       DECEMBER 31,         JUNE 30,
ASSETS                                                    1998                1999
                                                                           (UNAUDITED)
                                                       ------------        -----------

CURRENT ASSETS:
    Cash and cash equivalents                         $    2,197          $    2,857
    Accounts receivable, net                              40,839              34,842
    Expenditures billable to clients                       1,987               1,326
    Other current assets                                     592               1,763
                                                             ---               -----
          Total current assets                            45,615              40,788
                                                          ------              ------


PROPERTY AND EQUIPMENT, at cost                            5,529              6,284
    Less-Accumulated depreciation and                     (2,768)            (3,639)
      amortization                                        ------             -------
         Net property and equipment                        2,761              2,645
                                                           -----              -----


OTHER ASSETS:

    Deferred financing costs                                 466                 682
    Goodwill                                              23,182              24,759
    Other assets                                             407                 222
                                                             ---                 ---
             Total other assets                           24,055              25,663
                                                          ------              ------
             Total assets                                $72,431             $69,096
                                                         =======             =======

                                 LOIS/USA INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                           (000'S OMITTED)


LIABILITIES AND STOCKHOLDERS'                            DECEMBER 31,           JUNE 30,
EQUITY (DEFICIT)                                             1998                 1999
                                                                               (UNAUDITED)
                                                         ------------          -----------

CURRENT LIABILITIES:
  Accounts payable                                       $   54,716            $    53,992
  Accrued expenses and other current liabilities              5,427                  2,963
  Bank loans                                                 12,684                 13,088
  Advanced billings                                              82                    239
  Lease related reserves                                        690                    882
                                                                ---                    ---
      Total current liabilities                              73,599                 71,164
                                                             ------                 ------


OTHER LIABILITIES
   Lease related reserves                                        633                   288
   Deferred purchase price                                     9,123                 9,921
                                                               -----                 -----
   Total other liabilities                                     9,756                 10,209
                                                               -----                 ------
      Total liabilities                                       83,355                81,373
                                                              ------                ------

REDEEMABLE PREFERRED STOCK                                     2,060                 2,060

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $.01 per share:
    1,000,000 shares authorized; no shares
    issued and outstanding

Common stock, par value $.01 per share:
20,000,000 shares authorized; 2,476,251 shares
and 2,481,474 shares issued and outstanding                       24                     25
Additional paid-in capital                                     5,773                  5,838
Accumulated deficit                                          (18,781)               (20,200)
                                                             -------                -------
       Total stockholder's equity (deficit)                  (12,984)               (14,337)
                                                             -------                -------
Total liabilities and stockholders'
   equity (deficit)                                          $72,431                $69,096
                                                             =======                =======


 The accompanying notes are an integral part of these consolidated statements.


                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (UNAUDITED)

              (000'S OMITTED, EXCEPT FOR PER SHARE AND SHARE DATA)

INCOME:                                                     1998           1999
                                                            ----          -----
     Commissions and fees                            $    20,295    $    16,228
                                                     -----------    -----------

OPERATING EXPENSES:
      Salaries and related costs, net                     14,190         11,864
      Other operating expenses                             6,183          3,227
      Amortization and depreciation                        1,114          1,049
                                                           -----          -----

             Total operating expenses                     21,487         16,140
                                                          ------         ------

OPERATING INCOME(LOSS)                                    (1,192)            88

NONOPERATING EXPENSES:
      Interest, net                                          767            938
      Amortization of deferred financing costs               140            465
                                                             ---            ---
             Total nonoperating expenses                     907          1,403
                                                             ---          -----

INCOME BEFORE PROVISION FOR
      INCOME TAXES                                        (2,099)        (1,315)

PROVISION FOR INCOME TAXES                                     2              1
                                                               -              -

NET INCOME (LOSS)                                         (2,101)        (1,316)

PREFERRED STOCK
     DIVIDEND REQUIREMENT                                   (108)           (38)
                                                            ----            ---

NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK                                 $    (2,209)   $    (1,354)
                                                     ===========    ===========

EARNINGS (LOSS) PER SHARE -
    BASIC and DILUTED                                $      (.90)   $      (.54)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                          2,446,979      2,483,088
                                                       =========      =========


 The accompanying notes are an integral part of these consolidated statements.

                         LOIS/USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (UNAUDITED)


              (000'S OMITTED, EXCEPT FOR PER SHARE AND SHARE DATA)

INCOME:                                                  1998           1999
                                                     -----------    -----------

     Commissions and fees                            $    10,650    $     8,058
                                                     -----------    -----------

OPERATING EXPENSES:
      Salaries and related costs, net                      7,164          5,780
      Other operating expenses                             3,061          1,652
      Amortization and depreciation                          582            535

                  Total operating expenses                10,807          7,967
                                                          ------          -----

OPERATING INCOME(LOSS)                                      (157)            91

NONOPERATING EXPENSES:
     Interest, net                                           448            478
     Amortization of deferred financing costs                 70            394
                                                              --            ---

                  Total nonoperating expenses                518            872
                                                             ---            ---

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                           (675)          (781)

PROVISION FOR INCOME TAXES                                   --              --
                                                            -----          -----

NET INCOME (LOSS)                                           (675)          (781)

PREFERRED STOCK
     DIVIDEND REQUIREMENT                                    (54)           (20)
                                                             ---            ---

NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK                                 $      (729)   $      (801)
                                                     ===========    ===========

EARNINGS (LOSS) PER SHARE -
     BASIC and DILUTED                               $      (.30)   $      (.32)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                         2,449,550      2,485,487
                                                       =========      =========

 The accompanying notes are an integral part of these consolidated statements.



                                          LOIS/USA INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                                      FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                             (Unaudited 000's omitted)

                                                  COMMON            COMMON            ADDITIONAL
                                                  STOCK             STOCK PAR         PAID-IN            ACCUMULATED
                                                  SHARES            VALUE             CAPITAL            DEFICIT        TOTAL
                                                  ------            ---------         -----------        -----------    -----

BALANCE, January 1, 1999                          2,476               $24              $5,773             $(18,781)     $(12,984)

Common stock issued for dividends on
redeemable preferred stock                           10                  1                 65                    -            66

Preferred stock dividend                              -                  -                  -                 (103)         (103)

Net income(loss)                                     -                  -                   -               (1,316)       (1,316)
                                                  ------             ------            ------               ------         ------

BALANCE, June 30, 1999                            2,486               $25              $5,838            $(20,200)      $(14,337)
                                                  =====               ===              ======            ========       ========



            The accompanying notes are an integral part of these consolidated statements




                                          LOIS/USA INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                                    (UNAUDITED)
                                                  (000'S OMITTED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                        1998                1999
                                                                        ---------           ---------
Net income(loss)                                                        $  (2,101)          $  (1,316)
Adjustments to reconcile net income to net cash used in
operating activities:
Present value interest on deferred purchase price                             300                 253
Depreciation and amortization                                                 432                 345
Amortization of goodwill                                                      682                 704
Amortization of deferred financing costs                                      140                 465
(Increase) decrease in accounts receivable                                (16,572)              7,535
(Increase) decrease in expenditures billable to clients                    (1,668)                855
(Increase) decrease in other current assets                                   443              (1,092)
Decrease in other assets                                                       58                 232
Increase (decrease) in accounts payable                                      9219              (3,010)
Decrease in accrued expenses and other current liabilities                 (3,497)             (2,782)
Decrease in advanced billings                                              (1,378)                (82)
Decrease in lease related reserves                                           (807)               (345)
Decrease in deferred payouts                                                 (325)               (199)
                                                                         ---------          ---------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                      (15,074)              1,563
                                                                          -------               -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition                                                    (300)               (418)
Purchase of fixed assets                                                   (1,634)               (170)
                                                                           ------                ----
NET CASH USED IN INVESTING ACTIVITIES                                      (1,934)               (588)
                                                                           ------                 ---

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for preferred dividends                                             (39)                 (38)
Cash paid for fees on secured credit agreement                                 --                 (681)
Proceeds of credit facility                                               100,320              109,547
Repayment of credit facility                                              (85,970)            (109,143)
                                                                          -------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  14,311                (315)
                                                                           ------                ----
NET INCREASE (DECREASE) IN CASH AND CASH                                   (2,697)                660
EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period                              3,218               2,197
                                                                            -----               -----

CASH AND CASH EQUIVALENTS, end of period                                $     521           $   2,857
                                                                        =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                $     466           $     685
Income taxes                                                            $       2           $       1


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

As of June 17, 1999 the Company had remaining unamortized costs incurred in obtaining the Sanwa facility of $322,000, which were charged to expense at that date. The Company incurred fees and costs of $727,000 in connection with obtaining the Green Tree facility. Those costs are being amortized to expense over the three year term of the Green Tree facility.

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

Dividends on the Series A Convertible Preferred Stock are payable quarterly at a rate of $25 per share. Holders were given the right to elect to receive the first four dividend payments in the form of shares of the Company's Common Stock, valued at $6.50 per share, and the holders of 1,375 shares of the Series A Convertible Preferred Stock have so elected. These holders have elected to continue to receive their dividend payments in the form of shares of the Company's Common Stock.

                      MANAGEMENT'S DISCUSSION OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

For the six months ended June 30, 1999, the Company had operating income was $88,000 as compared to an the operating loss of $1,192,000 for the first half of fiscal 1998. The net loss for the six months ended June 30, 1999 was $1,316,000, or $.54 per share, as compared to the net loss of $2,101,000, or $.90 per share, for the six months ended June 30, 1998. Operating income(loss) improved and the net loss declined in the fiscal 1999 period, despite a decline in revenues, as the result of cost reductions accomplished by the closure of the Los Angeles office in the third quarter of fiscal 1998, restructuring steps implemented in the New York office in the fourth quarter of fiscal 1998 and efforts in fiscal 1999 to eliminate unprofitable client assignments.

Revenues for the six months ended June 30, 1999 were $16,228,000, as compared to $20,295,000 for the first half of fiscal 1998. The decline of $4,067,000 or 20.0% was due to the closure of the Los Angeles office, and due to the restructuring of the New York office, which included steps to eliminate unprofitable client assignments and related costs.

Operating expenses declined to $16,140,000 for the first half of fiscal 1999, from $21,487,000 for the six months ended June 30, 1998. Salaries and related costs were $11,864,000, or 73.1% of revenues, for the 1999 period as compared to $14,190,000 or 69.9% of revenues for the six months ended June 30, 1998. The closure of the Los Angeles office and the personnel reductions made as a part of the New York office restructuring allowed the Company to reduce these costs, although the costs increased as a percentage of revenues due to the decline in revenues. Other operating expenses declined to $3,227,000 for the first half of fiscal 1999 from $6,183,000 for the six months ended June 30, 1998. As a percentage of revenues, other operating expenses declined to 19.9% from 30.5%, and this reduction was the principal cause in the improvement in the Company's operating results. The principal reductions were in rent and client services expenses, due to the closure of the Los Angeles office in the third quarter of fiscal 1998, restructuring steps implemented in the New York office in the fourth quarter of fiscal 1998 and efforts in fiscal 1999 to eliminate unprofitable client assignments.

Interest expense increased to $938,000 in 1999 from $767,000 in 1998 as the result of higher outstanding borrowings. The Company's borrowings increased, principally during the last half of fiscal 1998 and the first quarter of fiscal 1999, to finance the Company's net losses during those periods. The amortization of deferred financing costs increased to $465,000 for the first half of fiscal 1999 from $140,000 for the six months ended June 30, 1998 as the result of the Company's June 1999 refinancing of its Sanwa credit facility under a new credit agreement with Green Tree. As a result of the refinancing, $322,000 of previously unamortized costs incurred in obtaining the Sanwa facility were charged to operations in June 1999. The Company incurred fees and costs of $727,000 in connection with obtaining the Green Tree facility. Those costs are being amortized to expenses over the three year term of the Green Tree facility.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

For the three months ended June 30, 1999, the Company had an operating income of $91,000, as compared to an operating loss of $157,000 for the second quarter of fiscal 1998. The net loss for the three months ended June 30, 1999 was $781,000, or $.32 per share, as compared to the net loss of $675,000, or $.30 per share, for the three months ended June 30, 1998. Operating income(loss) improved despite a decline in revenues, as the result of cost reductions accomplished by the closure of the Los Angeles office in the third quarter of fiscal 1998, restructuring steps implemented in the New York office in the fourth quarter of fiscal 1998 and efforts in fiscal 1999 to eliminate unprofitable client assignments. The net loss increased for the second quarter of fiscal 1999 principally due to the write-off of the unamortized costs related to the Sanwa credit facility, as discussed above.

Revenues for the three months ended June 30, 1999 were $8,058,000, as compared to $10,650,000 for the second quarter of fiscal 1998. The decine of $2,592,000 or 24.3% was due to the closure of the Los Angeles office, and due to the restructuring of the New York office, which included steps to eliminate unprofitable client engagements and related costs.

Operating expenses declined to $7,967,000 for the second quarter of fiscal 1999, from $10,807,000 for the three months ended June 30, 1998. Salaries and related costs were $5,780,000 or 71.7% of revenues for the 1999 period, as compared to $7,164,000 or 67.3% of revenues for the three months ended June 30, 1998. Other operating expenses declined to $1,652,000 for the second quarter of fiscal 1999 from $3,061,000 for the three months ended June 30, 1998. As a percentage of revenues, other operating expenses declined to 20.5% from 28.7%, and this reduction was the principle cause in the improvement in the Company's operating results. The principal reductions were in rent and client services expenses, due to the closure of the Los Angeles office in the third quarter of fiscal 1998, restructuring steps implemented in the New York office in the fourth quarter of fiscal 1998 and efforts in fiscal 1999 to eliminate unprofitable client assignments.

No tax benefit was recorded for the Company's loss in 1998 and 1999. Approximately $12,000,000 of net operating loss carryforwards are available to offset future taxable income.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had a working capital deficit of $30,376,000, reflecting an increase in the working capital deficit of $2,392,000 from December 31, 1998. The Company's working capital deficit increased as the net loss for the six months ended June 30, 1999 of $1,316,000, acquisition and property addition expenditures of $588,000 and net cash outflows of $315,000 from the refinancing of the Company's credit facility and the payment of preferred stock dividends.

The Company's positive operating cash flows for the six months ended June 30, 1999 reflect the net loss of $1,316,000, non-cash charges totaling $1,767,000, cash inflows from decreases in accounts receivable and expenditures billable to clients and cash outflows for decreases in accounts payable and accrued expenses. Accounts receivable and expenditures billable to clients decreased by a total of $8,390,000, reflecting both the decline in revenues and seasonal reduction in advertising expenditures by clients. Accounts payable, which includes the liabilities to the media providers, decreased by $3,010,000. The smaller decrease in accounts payable as compared to accounts receivable and expenditures billable to clients reflects the Company's acceleration, in late 1998, of payments to media providers, relative to its receipt of payment from the clients, to maintain good relationships with those media providers. Accrued expenses declined due to the payment of restructuring costs accrued in 1998.

The Company acquired EJL in February 1996. Under the acquisition agreement, as revised in May 1997, the total purchase price was $9.6 million, of which $5.9 million has been paid through December 31, 1998 through cash payments of $4.8 million and the issuance of 189,183 shares of Common Stock. The remaining $3.6 million will be paid in cash in quarterly installments from June 1999 through March 2009. The Company presently anticipated funding these payments from borrowings under its bank credit facility.

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

On June 17, 1999, the Company repaid the borrowings under and replaced the Sanwa credit facilty with a syndicated credit facility with Green Tree Financial Servicing Corporation ("Green Tree") for a $30 million syndicated facility, which replaced its credit facility with Sanwa. The credit facility has a term of three years and bears interest up to 4.0% above the London Interbank Offered Rate ("LIBOR"). As in the facility it replaced, borrowings are secured by essentially all of the assets of the Company, including the stock and assets of the Company's subsidiaries. The amount available under the facility is based upon a specified percentage of eligible accounts receivable. The agreement contains various financial covenants, the most significant of which are based upon EBITDA, Interest Coverage Ratios and Fixed Charge Coverage Ratios. As of June 30, 1999, borrowings under the Green Tree facility totaled $13,088,000, Unused borrowings of $16,912,000 are available at June 30, 1999.

Effective June 30, 1999, the stock of Taylor Speier Group, Inc. was acquired by Fogarty & Klein, Inc. The aggregate purchase price is approximately $2.5 million and is payable over a three year period. Net assets of approximately $.4 million were received as part of the purchase.

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

The Company believes that cash flows from operations, together with funds available under the Company's credit facility with Green Tree will be sufficient to meet the Company's cash needs for its existing business, its debt obligation, the payments due under the F&K and EJL acquisition agreements and any potential acquisitions over the next twelve months.

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


                                         LOIS/USA INC.


Date:  August 16, 1998                    By  /S/    ROBERT K. STEWART
                                              --------------------------
                                              ROBERT K. STEWART
                                              Executive Vice President
                                              Chief Financial and
                                              Accounting Officer